Form 10-Q
period 2019-09-30
US Ecology, Inc.
filed 2019-11-04
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission file number: 000-11688

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3889638
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 S. Capitol Blvd., Suite 1000
Boise, Idaho	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 331-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ECOL	Nasdaq Global Select Market
Warrants to Purchase Common Stock	ECOLW	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☒

At October 29, 2019, there were 22,093,904 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$21,074	$31,969
Receivables, net	155,826	144,690
Prepaid expenses and other current assets	16,014	10,938
Income taxes receivable	4,786	7,071
Total current assets	197,700	194,668

Property and equipment, net	273,781	258,443
Operating lease assets	17,496	—
Restricted cash and investments	5,045	4,941
Intangible assets, net	275,983	279,666
Goodwill	219,181	207,177
Other assets	10,963	3,003
Total assets	$1,000,149	$947,898

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$23,162	$17,754
Deferred revenue	12,278	10,451
Accrued liabilities	33,369	35,524
Accrued salaries and benefits	19,469	16,732
Income taxes payable	275	505
Short-term borrowings	1,535	—
Current portion of closure and post-closure obligations	2,196	2,266
Current portion of operating lease liabilities	4,914	—
Total current liabilities	97,198	83,232

Long-term debt	354,000	364,000
Long-term closure and post-closure obligations	78,203	76,097
Long-term operating lease liabilities	12,590	—
Other long-term liabilities	3,792	2,146
Deferred income taxes, net	68,399	63,206
Total liabilities	614,182	588,681

Commitments and contingencies

Stockholders’ Equity:
Common stock $0.01 par value, 50,000 authorized; 22,094 and 22,040 shares issued and outstanding, respectively	221	220
Additional paid-in capital	185,940	183,834
Retained earnings	214,013	189,324
Treasury stock, at cost, 13 and 8 shares, respectively	(772)	(370)
Accumulated other comprehensive loss	(13,435)	(13,791)
Total stockholders’ equity	385,967	359,217
Total liabilities and stockholders’ equity	$1,000,149	$947,898

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$167,402	$151,416	$454,241	$408,387
Direct operating costs	110,862	104,116	312,877	283,968
Gross profit	56,540	47,300	141,364	124,419
Selling, general and administrative expenses	33,329	23,649	77,683	67,037
Impairment charges	—	3,666	—	3,666
Operating income	23,211	19,985	63,681	53,716
Other income (expense):
Interest income	158	34	567	97
Interest expense	(3,891)	(3,066)	(11,509)	(8,782)
Foreign currency loss	(90)	(303)	(613)	(456)
Other	110	177	342	2,493
Total other expense	(3,713)	(3,158)	(11,213)	(6,648)

Income before income taxes	19,498	16,827	52,468	47,068
Income tax expense	6,428	3,400	15,864	11,178
Net income	$13,070	$13,427	$36,604	$35,890

Earnings per share:
Basic	$0.59	$0.61	$1.66	$1.64
Diluted	$0.59	$0.61	$1.65	$1.63

Shares used in earnings per share calculation:
Basic	22,013	21,928	22,002	21,866
Diluted	22,231	22,099	22,212	22,027

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$13,070	$13,427	$36,604	$35,890
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(995)	1,590	2,374	(1,878)
Net changes in interest rate hedge, net of taxes of $(40), $114, $(537) and $706, respectively	(150)	428	(2,018)	2,651
Comprehensive income, net of tax	$11,925	$15,445	$36,960	$36,663

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$36,604	$35,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	26,656	20,991
Amortization of intangible assets	8,600	6,925
Accretion of closure and post-closure obligations	3,397	3,242
Property and equipment impairment charges	25	—
Goodwill and intangible asset impairment charges	—	3,666
Unrealized foreign currency loss (gain)	(361)	899
Deferred income taxes	3,873	4,730
Share-based compensation expense	3,713	3,272
Unrecognized tax benefits	(238)	674
Net loss (gain) on disposition of assets	665	(57)
Gain on insurance proceeds from damaged property and equipment	(9,651)	—
Amortization of debt issuance costs	613	607
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	(9,449)	(27,573)
Income taxes receivable	2,292	(7,878)
Other assets	(7,206)	(2,355)
Accounts payable and accrued liabilities	1,873	11,218
Deferred revenue	1,770	3,579
Accrued salaries and benefits	2,665	1,576
Income taxes payable	(425)	(2,884)
Closure and post-closure obligations	(1,414)	(1,026)
Net cash provided by operating activities	64,002	55,496

Cash flows from investing activities:
Purchases of property and equipment	(38,443)	(25,791)
Business acquisitions (net of cash acquired)	(17,851)	(21,253)
Insurance proceeds from damaged property and equipment	10,000	—
Minority interest investment	(7,870)	—
Proceeds from sale of property and equipment	549	307
Purchases of restricted investments	(798)	(673)
Proceeds from sale of restricted investments	751	583
Net cash used in investing activities	(53,662)	(46,827)

Cash flows from financing activities:
Proceeds from long-term debt	20,000	—
Payments on long-term debt	(30,000)	—
Payments on short-term borrowings	(51,018)	—
Proceeds from short-term borrowings	52,553	—
Dividends paid	(11,915)	(11,838)
Payment of equipment financing obligations	(619)	(326)
Proceeds from exercise of stock options	63	2,427
Other	(915)	(314)
Net cash used in financing activities	(21,851)	(10,051)

Effect of foreign exchange rate changes on cash	673	(578)

Decrease in Cash and cash equivalents and restricted cash	(10,838)	(1,960)
Cash and cash equivalents and restricted cash at beginning of period	32,753	28,799
Cash and cash equivalents and restricted cash at end of period	$21,915	$26,839

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	31,969	27,042
Restricted cash at beginning of period	784	1,757
Cash and cash equivalents and restricted cash at beginning of period	$32,753	$28,799
Cash and cash equivalents at end of period	21,074	26,076
Restricted cash at end of period	841	763
Cash and cash equivalents and restricted cash at end of period	$21,915	$26,839
Supplemental Disclosures:
Income taxes paid, net of receipts	$10,422	$17,842
Interest paid	$10,340	$8,001
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$558	$2,684
Restricted stock issued from treasury shares	$514	$11

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total stockholders' equity, beginning balances	$376,759	$340,300	$359,217	$324,077

Common stock:
Beginning balances	$221	$220	$220	$218
Stock option exercises and issuance of common stock and restricted common stock	—	—	1	2
Ending balances	$221	$220	$221	$220

Additional paid-in capital:
Beginning balances	$184,747	$180,687	$183,834	$177,498
Share-based compensation	1,246	1,193	3,713	3,272
Stock option exercises and issuance of common stock and restricted common stock	10	857	(1,093)	1,978
Issuance of restricted common stock from treasury shares	(63)	—	(514)	(11)
Ending balances	$185,940	$182,737	$185,940	$182,737

Retained earnings:
Beginning balances	$204,916	$170,112	$189,324	$155,533
Net income	13,070	13,427	36,604	35,890
Dividends paid	(3,973)	(3,954)	(11,915)	(11,838)
Ending balances	$214,013	$179,585	$214,013	$179,585

Treasury stock:
Beginning balances	$(835)	$(370)	$(370)	$(68)
Repurchase of common stock	—	—	(916)	(313)
Issuance of restricted common stock from treasury shares	63	—	514	11
Ending balances	$(772)	$(370)	$(772)	$(370)

Accumulated other comprehensive income (loss):
Beginning balances	$(12,290)	$(10,349)	$(13,791)	$(9,104)
Other comprehensive income (loss)	(1,145)	2,018	356	773
Ending balances	$(13,435)	$(8,331)	$(13,435)	$(8,331)

Total stockholders' equity, ending balances	$385,967	$353,841	$385,967	$353,841

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.     GENERAL

Basis of Presentation

The accompanying unaudited consolidated financial statements include the results of operations, financial position and cash flows of US Ecology, Inc. and its wholly-owned subsidiaries. All inter-company balances have been eliminated. Throughout these consolidated financial statements words such as “we,” “us,” “our,” “US Ecology” and “the Company” refer to US Ecology, Inc. and its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2019.

The Company’s consolidated balance sheet as of December 31, 2018 has been derived from the Company’s audited consolidated balance sheet as of that date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from the estimates and assumptions that we use in the preparation of our consolidated financial statements. As it relates to estimates and assumptions in amortization rates and environmental obligations, significant engineering, operations and accounting judgments are required. We review these estimates and assumptions no less than annually. In many circumstances, the ultimate outcome of these estimates and assumptions will not be known for decades into the future. Actual results could differ materially from these estimates and assumptions due to changes in applicable regulations, changes in future operational plans and inherent imprecision associated with estimating environmental impacts far into the future.

Recently Issued Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” adopting amendments to certain disclosure rules that were redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP or changes in the information environment. In addition, the amendments expanded the disclosure requirements relating to the analysis of equity for interim financial statements. Under the amendments, an analysis of the changes in each caption of shareholders’ equity and noncontrolling interests presented in the balance sheet must be provided in a note or separate statement. The analysis must present a reconciliation of the beginning balance to the ending balance of each period for which a statement of earnings is required to be filed. The final rule was effective on November 5, 2018. The Company adopted the final rule effective for the first quarter of 2019. The adoption of the final rule did not have an impact on the Company’s consolidated financial position or results of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU amends the guidance in ASC 815 to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 on January 1, 2019 and the standard did not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU significantly changes the accounting model used by lessees to account for leases, requiring that all material leases be presented on the balance sheet. Lessees will recognize substantially all leases on the balance sheet as a right-of-use asset and a corresponding lease liability. The Company adopted ASU 2016-02 on January 1, 2019 utilizing the modified retrospective transition method and elected not to recast comparative periods. We elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date.  We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets.

Adoption of ASU 2016-02 resulted in the recognition of right-of-use assets and lease liabilities for operating leases of $18.1 million on its consolidated balance sheet as of March 31, 2019, with no material impact on its consolidated statement of stockholders’ equity or consolidated statements of operations. See Note 9 for additional information and disclosure on our leases.

NRCG Merger

On June 23, 2019, US Ecology, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NRC Group Holdings Corp., a Delaware corporation (“NRCG”), US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), Rooster Merger Sub, Inc., a Delaware corporation (“NRCG Merger Sub”), and ECOL Merger Sub, Inc., a Delaware corporation (“ECOL Merger Sub”).

On November 1, 2019, pursuant to and subject to the conditions set forth in the Merger Agreement, ECOL Merger Sub merged with and into US Ecology Holdings, Inc. (“Predecessor US Ecology”) (the “ECOL Merger”), with Predecessor US Ecology continuing as the surviving company and as a wholly-owned subsidiary of the Company. Substantially concurrently therewith, NRCG Merger Sub merged with and into NRCG (the “NRCG Merger,” and, together with the ECOL Merger, the “Mergers”), with NRCG continuing as the surviving company and as a wholly-owned subsidiary of the Company. Following the completion of the Mergers, the Company contributed all of the issued and outstanding equity interests of NRCG to Predecessor US Ecology so that, after such contribution, NRCG became a wholly-owned subsidiary of Predecessor US Ecology.

In the ECOL Merger, each share of common stock, par value $0.01 per share, of Predecessor US Ecology (“Predecessor US Ecology Common Stock”) issued and outstanding immediately prior to the Effective Time (other than cancelled shares) was converted into one share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”). Each share of Predecessor US Ecology Common Stock that was held by Predecessor US Ecology as treasury stock or that was owned by Predecessor US Ecology, ECOL Merger Sub, or any other subsidiary of the Company, immediately prior to the effective time of the Mergers (the “Effective Time”) ceased to be outstanding and was cancelled and ceased to exist, and no consideration was delivered in exchange therefor. At the Effective Time, outstanding equity awards of Predecessor US Ecology were automatically assumed by the Company and converted into equity awards of the Company on a one-for-one basis as set forth in the Merger Agreement.

In the NRCG Merger, each share of common stock, par value $0.0001 per share, of NRCG (“NRCG Common Stock”) issued and outstanding immediately prior to the Effective Time (other than cancelled shares) was converted into: (1) 0.196 (the “NRCG Exchange Ratio”) of a share of Company Common Stock, (2) cash in lieu of fractional shares of Company Common Stock payable pursuant to the Merger Agreement and (3) any dividends or other distributions to which the holder thereof became entitled to upon the surrender of such shares of NRCG Common Stock in accordance with the Merger Agreement. Outstanding shares of NRCG equity awards were converted into equity awards of the Company pursuant to the mechanics set forth in the Merger Agreement. In the NRCG Merger, each share of NRCG Common Stock that was held by NRCG as treasury stock or that is owned by NRCG, NRCG Merger Sub or any other subsidiary of Predecessor US Ecology or NRCG immediately prior to the Effective Time ceased to be outstanding and was cancelled and ceased to exist, and no consideration was delivered in exchange therefor. At the Effective Time, outstanding equity awards of NRCG were automatically assumed by the Company and converted into equity awards of the Company pursuant to the terms of the Merger Agreement.

In addition, in the NRCG Merger, each share of 7.00% Series A Convertible Cumulative Preferred Stock, par value $0.0001 per share, of NRCG (the “NRCG Series A Preferred Stock”) was converted into, and became exchangeable for 1.7506 shares of Company Common Stock in accordance with the Merger Agreement.

At the closing of the NRCG Merger, in respect of each outstanding warrant to purchase NRCG Common Stock (each, a “NRCG Warrant”) issued pursuant to that certain Warrant Agreement, dated as of June 22, 2017 (the “NRCG Warrant Agreement”), between Continental Stock Transfer & Trust Company and NRCG, the Company issued a replacement warrant (each, a “Replacement Warrant”) to each holder of such NRCG Warrant that complies with and satisfies that applicable terms and conditions under the NRCG Warrant Agreement and is exercisable for a number of shares of Company Common Stock equal to the product (rounded to the nearest whole number) of (1) the number of shares of NRCG Common Stock that would have been issuable upon the exercise of the NRCG Warrant immediately prior to the effective time of the NRCG Merger and (2) the NRCG Exchange Ratio, at an exercise price equal to $58.67.

At the Effective Time, Predecessor US Ecology caused all shares of the Company issued and outstanding immediately prior to the Effective Time to be surrendered and cancelled and cease to exist, with no consideration delivered in exchange therefor.

Effective as of the close of market on October 31, 2019, each of the Predecessor US Ecology Common Stock, the NRCG Common Stock and the NRCG Warrants ceased to be traded on the Nasdaq Global Select Market and NYSE American, respectively. As a consequence of the Mergers, Form 25s were filed to (i) remove of the Predecessor US Ecology Common Stock from listing and registration on Nasdaq and from registration under the Exchange Act and (ii) remove the NRCG Common Stock and NRCG Warrants from listing and registration on NYSE American, and each of Predecessor US Ecology and NRCG intend to file a Form 15 with the SEC to terminate the registration under the Exchange Act of the Predecessor US Ecology Common Stock and the NRCG Common Stock and NRCG Warrants, respectively, and suspend all of their respective reporting obligations under Section 15(d) of the Exchange Act.

Effective as of November 1, 2019, the Company changed its name from “US Ecology Parent, Inc.” to “US Ecology, Inc.,” the Company Common Stock and the Replacement Warrants began trading on the Nasdaq Global Select Market under the symbol “ECOL” and “ECOLW,” respectively. Also effective as of November 1, 2019, Predecessor US Ecology changed its name from “US Ecology, Inc.” to “US Ecology Holdings, Inc.”

See Note 18 for additional information on the NRCG Merger.

NOTE 2.     REVENUES

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

Effective December 31, 2018, we changed our presentation of disaggregated revenues to align with changes in how we manage our service lines within our Field & Industrial Services segment. Revenues previously combined and reported as Technical Services are now disaggregated into two service lines, Small Quantity Generation (“SQG”) and Total Waste Management (“TWM”) and certain revenues formerly classified as Technical Services are now included in Remediation. Also, marine terminal services revenues, formerly classified as Other, are now included in Industrial Services. Effective January 1, 2019, Emergency Response revenues, formerly classified as Other, are now presented as a discrete service line. We also conformed the allocation of intercompany revenues between Treatment & Disposal Revenue and Services

Revenue to be consistent across both segments. Throughout this Quarterly Report on Form 10-Q, our disaggregated revenues for all periods presented have been recast to reflect these changes.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$98,554	$3,312	$101,866
Services Revenue:
Transportation and Logistics (2)	23,658	12,070	35,728
Industrial Services (3)	—	4,850	4,850
Small Quantity Generation (4)	—	10,001	10,001
Total Waste Management (5)	—	8,674	8,674
Remediation (6)	—	1,388	1,388
Emergency Response (7)	—	3,294	3,294
Other (8)	—	1,601	1,601
Revenue	$122,212	$45,190	$167,402

	Three Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$82,768	$3,221	$85,989
Services Revenue:
Transportation and Logistics (2)	24,429	9,345	33,774
Industrial Services (3)	—	6,052	6,052
Small Quantity Generation (4)	—	8,611	8,611
Total Waste Management (5)	—	10,054	10,054
Remediation (6)	—	2,296	2,296
Emergency Response (7)	—	2,794	2,794
Other (8)	—	1,846	1,846
Revenue	$107,197	$44,219	$151,416

	Nine Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$266,646	$9,241	$275,887
Services Revenue:
Transportation and Logistics (2)	60,743	31,922	92,665
Industrial Services (3)	—	15,830	15,830
Small Quantity Generation (4)	—	27,516	27,516
Total Waste Management (5)	—	25,393	25,393
Remediation (6)	—	4,003	4,003
Emergency Response (7)	—	9,520	9,520
Other (8)	—	3,427	3,427
Revenue	$327,389	$126,852	$454,241

	Nine Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$233,570	$8,770	$242,340
Services Revenue:
Transportation and Logistics (2)	59,058	22,593	81,651
Industrial Services (3)	—	14,437	14,437
Small Quantity Generation (4)	—	26,075	26,075
Total Waste Management (5)	—	29,295	29,295
Remediation (6)	—	8,454	8,454
Emergency Response (7)	—	4,185	4,185
Other (8)	—	1,950	1,950
Revenue	$292,628	$115,759	$408,387
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended September 30, 2019 and 2018, 25% and 22%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 75% and 78% of our treatment and disposal revenue for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, 22% and 20%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 78% and 80% of our treatment and disposal revenue for the nine months ended September 30, 2019 and 2018, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	Includes equipment rental and other miscellaneous services.

We provide services in the United States and Canada. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$99,554	$44,332	$143,886	$85,183	$44,219	$129,402
Canada	22,658	858	23,516	22,014	—	22,014
Total revenue	$122,212	$45,190	$167,402	$107,197	$44,219	$151,416

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$262,699	$125,994	$388,693	$245,086	$115,759	$360,845
Canada	64,690	858	65,548	47,542	—	47,542
Total revenue	$327,389	$126,852	$454,241	$292,628	$115,759	$408,387

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services. Deferred revenue includes waste that has been received but not yet treated or disposed, and is recognized when services are performed. During the three months ended September 30, 2019 and 2018, we recognized $738,000 and $496,000 of revenue, respectively, that was included in the deferred revenue balance at the beginning of each year. During the nine months ended September 30, 2019 and 2018, we recognized $9.7 million and $8.3 million of revenue, respectively, that was included in the deferred revenue balance at the beginning of each year.

Receivables

Our receivables include invoiced and unbilled amounts where the Company has an unconditional right to payment.

Principal versus Agent Considerations

The Company commonly contracts with third-parties to perform certain waste-related services that we have promised in our customer contracts. We consider ourselves the principal in these arrangements as we direct the timing, nature and pricing of the services ultimately provided by the third-party to the customer.

Costs to obtain a contract

The Company pays sales commissions to employees, which qualify as costs to obtain a contract. Sales commissions are expensed as incurred as the commissions are earned by the employee and paid by the Company over time as the related revenue is recognized.

Practical Expedients and Optional Exemptions

Our payment terms may vary based on type of service or customer; however, we do not adjust the promised amount of consideration in our contracts for the time value of money as payment terms extended to our customers do not exceed one year and are not considered a significant financing component in our contracts.

We do not disclose the value of unsatisfied performance obligations as contracts with an original expected length of more than one year and contracts for which we do not recognize revenue at the amount to which we have the right to invoice for services performed is insignificant and the aggregate amount of fixed consideration allocated to unsatisfied performance obligations is not material.

NOTE 3.     BUSINESS COMBINATIONS

NRC Group Holdings Corp.

On November 1, 2019, we completed our previously announced merger transaction with NRCG. See Note 1 and Note 18 for additional information.

W.I.S.E. Environmental Solutions Inc.

On August 1, 2019, we acquired 100% of the outstanding shares of W.I.S.E. Environmental Services Inc. (“US Ecology Sarnia”), an equipment rental and waste services company based in Sarnia, Ontario, Canada for 23.5 million Canadian dollars, which translated to $17.9 million at the time of transaction. The purchase price is subject to post-closing adjustments based on agreed upon working capital requirements, which are expected to be finalized and settled in the fourth quarter of 2019. US Ecology Sarnia is reported as part of our Field & Industrial Services segment. The Company assessed the revenues, net income, earnings per share and total assets of US Ecology Sarnia and concluded they are not material to our consolidated financial position or results of operations.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $9.0 million allocated to goodwill and $4.3 million allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 14 years. All of the goodwill recognized was assigned to our Field & Industrial Services segment and is not expected to be deductible for income tax purposes.

Ecoserv Industrial Disposal, LLC

On November 14, 2018, the Company acquired Ecoserv Industrial Disposal, LLC (“Winnie”), which provides non-hazardous industrial wastewater disposal solutions and employs deep-well injection technology in the southern United States.

The following table summarizes the consideration paid for Winnie and the fair value estimates of assets acquired and liabilities assumed, recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2018:

	Purchase Price Allocation
	December 31,		September 30,
$s in thousands	2018	Adjustments	2019
Current assets	$1,923	$(63)	$1,860
Property and equipment	6,300	(2,324)	3,976
Identifiable intangible assets	66,600	(100)	66,500
Current liabilities	(755)	—	(755)
Other liabilities	(512)	—	(512)
Total identifiable net assets	73,556	(2,487)	71,069
Goodwill	13,573	2,586	16,159
Total purchase price	$87,129	$99	$87,228

Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair values of property and equipment, a post-closing price adjustment based on working capital requirements and residual goodwill.

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	2,374	(1,780)	594
Amounts reclassified out of AOCI, net of tax (1)	—	(238)	(238)
Other comprehensive income, net	2,374	(2,018)	356
Balance at September 30, 2019	$(12,323)	$(1,112)	$(13,435)
(1)	Before-tax reclassifications of $35,000 ($27,000 after-tax) and $301,000 ($238,000 after-tax) for the three and nine months ended September 30, 2019, respectively, were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized as a reduction of interest expense over the next 12 months total approximately $139,000 ($110,000 after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2017	$(8,603)	$(501)	$(9,104)
Other comprehensive income (loss) before reclassifications, net of tax	(1,878)	2,310	432
Amounts reclassified out of AOCI, net of tax (2)	—	341	341
Other comprehensive income, net	(1,878)	2,651	773
Balance at September 30, 2018	$(10,481)	$2,150	$(8,331)
(2)	Before-tax reclassifications of $40,000 ($31,000 after-tax) and $432,000 ($341,000 after-tax) for the three and nine months ended September 30, 2018, respectively, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2019 or 2018, respectively. No customer accounted for more than 10% of total trade receivables as of September 30, 2019 or December 31, 2018.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2019	2018
Trade	$117,913	$118,909
Unbilled revenue	30,810	26,538
Other	9,739	2,241
Total receivables	158,462	147,688
Allowance for doubtful accounts	(2,636)	(2,998)
Receivables, net	$155,826	$144,690

NOTE 7.     FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value are categorized using defined hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair value measurements, as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs in which little or no market activity exists, requiring an entity to develop its own assumptions that market participants would use to value the asset or liability.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable, accrued liabilities, debt and interest rate swap agreements. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

On September 19, 2019, the Company invested $7.9 million in the preferred stock of a privately held company which is included in Other assets in the Company’s consolidated balance sheets. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. As of September 30, 2019, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2019, the carrying value of the Company’s variable-rate debt approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,980	$2,224	$—	$4,204
Money market funds (2)	841	—	—	841
Total	$2,821	$2,224	$—	$5,045

Liabilities:
Interest rate swap agreement (3)	$—	$1,408	$—	$1,408
Total	$—	$1,408	$—	$1,408

	December 31, 2018
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,561	$2,596	$—	$4,157
Money market funds (2)	784	—	—	784
Interest rate swap agreement (3)	—	1,147		1,147
Total	$2,345	$3,743	$—	$6,088
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest a portion of our Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. Money market funds are considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of December 31, 2014 with an initial notional amount of $250.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities and Other assets in the Company’s consolidated balance sheet as of September 30, 2019 and December 31, 2018, respectively.

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2019	2018
Cell development costs	$146,861	$146,155
Land and improvements	51,997	50,481
Buildings and improvements	92,389	91,358
Railcars	17,299	17,299
Vehicles and other equipment	169,454	154,014
Construction in progress	36,303	14,554
Total property and equipment	514,303	473,861
Accumulated depreciation and amortization	(240,522)	(215,418)
Property and equipment, net	$273,781	$258,443

Depreciation and amortization expense for the three months ended September 30, 2019 and 2018 was $9.4 million and $7.3 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $26.7 million and $21.0 million, respectively.

NOTE 9.   LEASES

We lease certain facilities, office space, land and equipment. Our lease payments are primarily fixed, but also include variable payments that are based on usage of the leased asset. Initial lease terms range from one to 15 years, and may include one or more options to renew, with renewal terms extending a lease up to 40 years. None of our renewal options are considered reasonably certain to be exercised. Provisions for residual value guarantees exist in some of our equipment leases, however amounts associated with these provisions are not material. Our leases do not include any material restrictive covenants.

Leases with an initial term of 12 months or less are not recorded on the balance sheet and expense is recognized on a straight-line basis over the lease term. We combine lease and nonlease components in our leases, except for equipment leases that include maintenance related services. We use the rate implicit in the lease, when available, to discount lease payments to present value. However, many of our leases do not provide a readily determinable implicit rate and we estimate our incremental borrowing rate to discount payments based on information available at lease commencement.

Lease assets and liabilities consisted of the following:

$s in thousands	September 30, 2019
Assets:
Operating right-of-use assets (1)	$17,496
Finance right-of-use assets (2)	2,780
Total	$20,276

Liabilities:
Current:
Operating (3)	$4,914
Finance (4)	774
Long-term:
Operating (5)	12,590
Finance (6)	2,118
Total	$20,396
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $1.8 million as of September 30, 2019.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2019	September 30, 2019
Operating lease cost (1)	$1,691	$5,146
Finance lease cost:
Amortization of leased assets (2)	249	725
Interest on lease liabilities (3)	28	78
Total	$1,968	$5,949
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

Nine Months Ended
$s in thousands	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,868
Operating cash flows from finance leases	78
Financing cash flows from finance leases	619

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,817
Right-of-use assets obtained in exchange for new finance lease liabilities	1,844

Other information related to our leases is as follows:

September 30, 2019
Weighted-average remaining lease term (years):
Operating leases	5.5
Finance leases	3.5
Weighted-average discount rate:
Operating leases	4.38%
Finance leases	3.80%

The Company’s maturity analysis of its lease liabilities as of September 30, 2019 is as follows:

	Operating	Finance
$s in thousands	Leases	Leases	Total
2019 (excluding the nine months ended September 30, 2019)	$1,546	$242	$1,788
2020	4,584	792	5,376
2021	4,035	619	4,654
2022	2,589	548	3,137
2023	2,092	612	2,704
Thereafter	5,209	354	5,563
Total	$20,055	$3,167	$23,222
Less: Interest	2,551	275	2,826
Present value of lease liabilities	$17,504	$2,892	$20,396

Future minimum lease payments on non-cancellable operating leases as of December 31, 2018 are as follows:

$s in thousands	Payments
2019	$5,638
2020	3,644
2021	3,184
2022	1,885
2023	1,457
Thereafter	5,065
$20,873

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2019 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2018	$162,816	$(6,870)	$51,231	$—	$207,177
US Ecology Sarnia acquisition	—	—	8,975	—	8,975
Winnie purchase price allocation adjustment	2,586	—	—	—	2,586
Foreign currency translation	503	—	(60)	—	443
Balance at September 30, 2019	$165,905	$(6,870)	$60,146	$—	$219,181

Intangible assets, net consisted of the following:

	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$165,355	$(17,642)	$147,713	$164,840	$(14,804)	$150,036
Customer relationships	103,203	(30,609)	72,594	99,241	(25,676)	73,565
Technology - formulae and processes	6,872	(1,931)	4,941	6,672	(1,714)	4,958
Customer backlog	3,652	(1,930)	1,722	3,652	(1,656)	1,996
Developed software	2,891	(1,807)	1,084	2,884	(1,581)	1,303
Non-compete agreements	1,995	(1,191)	804	1,542	(875)	667
Internet domain and website	536	(149)	387	536	(128)	408
Database	387	(185)	202	384	(167)	217
Total amortizing intangible assets	284,891	(55,444)	229,447	279,751	(46,601)	233,150
Non-amortizing intangible assets:
Permits and licenses	46,408	—	46,408	46,391	—	46,391
Tradename	128	—	128	125	—	125
Total intangible assets	$331,427	$(55,444)	$275,983	$326,267	$(46,601)	$279,666

During the nine months ended September 30, 2019, the Company acquired US Ecology Sarnia and recorded $9.0 million of goodwill and $4.3 million of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended September 30, 2019 and 2018 was $2.9 million and $2.3 million, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was $8.6 million and $6.9 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2019	2018
Revolving credit facility	$354,000	$364,000
Long-term debt	$354,000	$364,000

2017 Credit Agreement

On April 18, 2017, Predecessor US Ecology, a wholly-owned subsidiary of the Company, entered into a senior secured credit agreement (the “2017 Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the 2017 Credit Agreement was amended in November 2019 in connection with Mergers. In addition, as a result of the consummation of the Mergers, the borrower under the 2017 Credit Facility is Predecessor US Ecology, a wholly-owned subsidiary of the Company.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the 2017 Credit Agreement) or LIBOR, at Predecessor US Ecology’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the 2017 Credit Agreement), as set forth in the table below:

Total Net Leverage Ratio	LIBOR Rate Loans Interest Margin	Base Rate Loans Interest Margin
Equal to or greater than 3.25 to 1.00	2.00%	1.00%
Equal to or greater than 2.50 to 1.00, but less than 3.25 to 1.00	1.75%	0.75%
Equal to or greater than 1.75 to 1.00, but less than 2.50 to 1.00	1.50%	0.50%
Equal to or greater than 1.00 to 1.00, but less than 1.75 to 1.00	1.25%	0.25%
Less than 1.00 to 1.00	1.00%	0.00%

At September 30, 2019, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap, was 3.62%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

In October 2014, Predecessor US Ecology entered into an interest rate swap agreement, effectively fixing the interest rate on $155.0 million, or 44%, of the Revolving Credit Facility borrowings as of September 30, 2019.

Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon Predecessor US Ecology’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2019, there were $354.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) April 18, 2022 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the 2017 Credit Agreement) by us, and (c) the date of termination of the revolving credit commitment and are presented as Long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility. The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2019, there were $1.5 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of September 30, 2019, the availability under the Revolving Credit Facility was $138.7 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Predecessor US Ecology may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR rate loan (as defined in the 2017 Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR rate loan. The 2017 Credit Agreement provides for mandatory prepayment at any time if the revolving credit outstanding exceeds the revolving credit commitment (as such terms are defined in the 2017 Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the 2017 Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

Pursuant to (i) an unconditional guarantee agreement and (ii) a collateral agreement, each entered into by Predecessor US Ecology and its domestic subsidiaries on April 18, 2017, Predecessor US Ecology’s obligations under the 2017 Credit Agreement are (or will be) jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the Company’s existing and certain future domestic subsidiaries and are secured by substantially all of the assets of Predecessor US Ecology and the Company’s existing and certain future domestic subsidiaries (subject to certain exclusions), including 100% of the equity interests of the Company’s domestic subsidiaries and 65% of the voting equity interests of the Company’s directly owned foreign subsidiaries (and 100% of the non-voting equity interests of the Company’s directly owned foreign subsidiaries).

The 2017 Credit Agreement contains customary restrictive covenants, subject to certain permitted amounts and exceptions, including covenants limiting the ability of the Company to incur additional indebtedness, pay dividends and make other restricted payments, repurchase shares of our outstanding stock and create certain liens. Upon the occurrence of an event of default (as defined in the 2017 Credit Agreement), among other things, amounts outstanding under the 2017 Credit Agreement may be accelerated and the commitments may be terminated.

The 2017 Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the 2017 Credit Agreement). Our consolidated total net leverage ratio as of the last day of any fiscal quarter may not exceed 3.50 to 1.00, subject to certain exceptions. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00.

At September 30, 2019, we were in compliance with all of the financial covenants in the 2017 Credit Agreement.

Amendments to the 2017 Credit Agreement

On August 6, 2019, Predecessor US Ecology entered into the first amendment (the “First Amendment”) to the 2017 Credit Agreement, by and among Predecessor US Ecology, the subsidiaries of Predecessor US Ecology party thereto, the lenders referred to therein and Wells Fargo, as issuing lender, swingline lender and administrative agent. Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance existing indebtedness of NRCG and pay related transaction expenses in connection with the Mergers, modified the accordion feature allowing the Company to request up to the greater of (x) $250.0 million and (y) 100% of consolidated EBITDA plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the 2017 Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the 2017 Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRCG in connection with the Mergers, to pay certain fees, costs and expenses incurred in connection with the Mergers and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s).

NOTE 12.     CLOSURE AND POST-CLOSURE OBLIGATIONS

Our accrued closure and post-closure liability represents the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. We record the fair value of our closure and post-closure obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post-closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2019	September 30, 2019
Closure and post-closure obligations, beginning of period	$79,919	$78,363
Accretion expense	1,139	3,397
Payments	(638)	(1,413)
Foreign currency translation	(21)	52
Closure and post-closure obligations, end of period	80,399	80,399
Less current portion	(2,196)	(2,196)
Long-term portion	$78,203	$78,203

NOTE 13.   INCOME TAXES

Our effective tax rate for the three months ended September 30, 2019 was 33.0%, up from 20.2% for the three months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was 30.2%, up from 23.7% for the nine months ended September 30, 2018. These increases were primarily due to higher non-deductible expenses during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018. In addition, the Company implemented various one-time federal and state tax planning strategies during the three months ended September 30, 2018 that favorably impacted the effective tax rate.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $247,000 and $555,000 as of September 30, 2019 and December 31, 2018, respectively. The decrease in the gross unrecognized tax benefits was the result of the state of Idaho audit completion, as well as federal statute of limitations expirations. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $236,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. We do not anticipate our total unrecognized tax benefits to increase or decrease materially within the next twelve months. We recognize interest assessed by taxing authorities or interest associated with uncertain tax positions as a component of interest expense. We recognize any penalties assessed by taxing authorities or penalties associated with uncertain tax positions as a component of Selling, general and administrative expenses.

We file a consolidated U.S. federal income tax return with the Internal Revenue Service (“IRS”) as well as tax returns in various states, Canada, and Mexico. The Company is subject to examination by the IRS for tax years 2015 through 2018. The Company is currently under examination by the state of Texas for the year 2014. During the third quarter of 2019, the state of Idaho examination for the years 2014 through 2018 concluded with no material changes. We may be subject to examinations by various state and local taxing jurisdictions for tax years 2014 through 2018. The tax years 2015 through 2018 remain subject to examination by foreign jurisdictions. We are currently not aware of any other significant examinations by taxing authorities.

NOTE 14.   EARNINGS PER SHARE

	Three Months Ended September 30,
	2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$13,070	$13,070	$13,427	$13,427
Weighted average basic shares outstanding	22,013	22,013	21,928	21,928

Dilutive effect of share-based awards		218		171
Weighted average diluted shares outstanding		22,231		22,099

Earnings per share	$0.59	$0.59	$0.61	$0.61
Anti-dilutive shares excluded from calculation		80		16

	Nine Months Ended September 30,
	2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$36,604	$36,604	$35,890	$35,890
Weighted average basic shares outstanding	22,002	22,002	21,866	21,866

Dilutive effect of share-based awards		210		161
Weighted average diluted shares outstanding		22,212		22,027

Earnings per share	$1.66	$1.65	$1.64	$1.63
Anti-dilutive shares excluded from calculation		84		56

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, Predecessor US Ecology’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the three or nine months ended September 30, 2019. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

Omnibus Incentive Plan

On May 27, 2015, our stockholders approved the Omnibus Incentive Plan (“Omnibus Plan”), which was approved by our Board of Directors on April 7, 2015. The Omnibus Plan was developed to provide additional incentives through equity ownership in the Company and, as a result, encourage employees and directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other share-based awards or cash awards to officers, employees, consultants and non-employee directors. Subsequent to the approval of the Omnibus Plan in May 2015, we stopped granting equity awards under our 2008 Stock Option Incentive Plan and our 2006 Restricted Stock Plan (collectively, the “Previous Plans”). The Previous Plans will remain in effect solely for the settlement of awards granted under the Previous Plans. No shares that are reserved but unissued under the Previous Plans or that are outstanding under the Previous Plans and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan. The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2019, 873,163 shares of common stock remain available for grant under the Omnibus Plan.

PSUs, RSUs and Restricted Stock

On March 1, 2019, the Company granted 17,111 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 300% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a three-year performance period beginning January 1, 2019, based on adjusted earnings per share and return on invested capital relative to established targets with an additional adjustment based on total stockholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $58.20 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted in 2019 are as follows:

	2019
Stock price on grant date	$58.40
Expected term	3.0	years
Expected volatility	30%
Risk-free interest rate	2.5%
Expected dividend yield	1.1%

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2019 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2018	39,200	$55.48	74,988	$46.74	66,785	$53.77
Granted	17,111	58.20	28,900	62.59	33,020	56.21
Vested	(13,600)	41.22	(39,234)	43.77	(29,772)	51.15
Cancelled, expired or forfeited	—	—	—	—	(1,389)	52.54
Outstanding as of September 30, 2019	42,711	$61.11	64,654	$55.62	68,644	$56.11

During the nine months ended September 30, 2019, 13,600 PSUs vested and PSU holders earned 19,414 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2018	236,503	$44.93
Granted	41,100	63.36
Exercised	(6,272)	40.75
Cancelled, expired or forfeited	(1,540)	43.55
Outstanding as of September 30, 2019	269,791	$47.84
Exercisable as of September 30, 2019	188,730	$43.91

During the nine months ended September 30, 2019, option holders tendered 3,136 options in connection with options exercised via net share settlement.

Treasury Stock

During the nine months ended September 30, 2019, the Company repurchased 14,462 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $63.34 per share. During the nine months ended September 30, 2019, the Company issued 8,900 treasury shares related to restricted stock awards at an average cost of $57.77 per share.

Dividends

The Company paid dividends of $0.18 per common share during each of the three months ended September 30, 2019 and 2018 and paid dividends of $0.54 per common share during each of the nine months ended September 30, 2019 and 2018.

NOTE 16.   COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

In the ordinary course of business, we are involved in judicial and administrative proceedings involving federal, state, provincial or local governmental authorities, including regulatory agencies that oversee and enforce compliance with permits. Fines or penalties may be assessed by our regulators for non-compliance. Actions may also be brought by individuals or groups in connection with permitting of planned facilities, modification or alleged violations of existing permits, or alleged damages suffered from exposure to hazardous substances purportedly released from our operated sites, as well as other litigation. We maintain insurance intended to cover property and damage claims asserted as a result of our operations. Periodically, management reviews and may establish reserves for legal and administrative matters, or other fees expected to be incurred in relation to these matters.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed landfill operations at our Grand View, Idaho facility in first quarter of 2019 and resumed operations of our secondary waste-treatment facility in the second quarter of 2019. Reconstruction of the primary waste-treatment building is currently underway. In addition to conducting our own investigation into the incident, we are fully cooperating with government agencies, including Idaho Department of Environmental Quality (“IDEQ”) and the U.S. Environmental Protection Agency (“USEPA”) to support their comprehensive and independent investigations of the incident. We cannot presently estimate the potential liability related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of September 30, 2019. We have not been named as a defendant in any civil action relating to the incident. As a result of the Occupational Safety and Health Administration’s (“OSHA”) inspection following the incident, OSHA issued a Citation and Notification of Penalty on May 6, 2019. We are currently contesting the Citation and Notification of Penalty before the Occupational Safety and Health Review Commission and the contested penalty is not material. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company has received $10.0 million of property-related insurance payments in the first nine months of 2019 and has recognized $498,000 and $9.7 million of property-related insurance recovery gains for the three and nine months ended September 30, 2019, respectively. The Company has also recognized insurance recoveries of $699,000 and $4.7 million for the three and nine months ended September 30, 2019, respectively, related to expenses incurred to continue limited operations at the facility and $2.6 million for both the three and nine months ended September 30, 2019, related to lost profits as a result of lost business or customers.

Other than as described above, during the period covered by this Quarterly Report on Form 10-Q, we have not been a party to any material legal proceedings.

NOTE 17.   OPERATING SEGMENTS

Financial Information by Segment

Our operations are managed in two reportable segments reflecting our internal reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned landfill, wastewater, deep-well injection and other treatment facilities.

Field & Industrial Services - This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty field services such as industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, emergency response and other services to commercial and industrial facilities and to government entities.

The operations not managed through our two reportable segments are recorded as “Corporate.” Corporate selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$122,212	$45,190	$—	$167,402
Depreciation, amortization and accretion	$10,790	$2,319	$358	$13,467
Capital expenditures	$12,188	$1,018	$579	$13,785
Total assets	$750,915	$167,996	$81,238	$1,000,149

	Three Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$107,197	$44,219	$—	$151,416
Depreciation, amortization and accretion	$8,903	$1,537	$316	$10,756
Capital expenditures	$9,878	$573	$379	$10,830
Total assets	$614,228	$157,989	$80,957	$853,174

	Nine Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$327,389	$126,852	$—	$454,241
Depreciation, amortization and accretion	$30,793	$6,601	$1,259	$38,653
Capital expenditures	$33,485	$3,126	$1,832	$38,443
Total assets	$750,915	$167,996	$81,238	$1,000,149

	Nine Months Ended September 30, 2018
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$292,628	$115,759	$—	$408,387
Depreciation, amortization and accretion	$26,089	$4,307	$762	$31,158
Capital expenditures	$20,818	$3,460	$1,513	$25,791
Total assets	$614,228	$157,989	$80,957	$853,174

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill and intangible asset impairment charges, property insurance recoveries and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2019	2018	2019	2018
Net income	$13,070	$13,427	$36,604	$35,890
Income tax expense	6,428	3,400	15,864	11,178
Interest expense	3,891	3,066	11,509	8,782
Interest income	(158)	(34)	(567)	(97)
Foreign currency loss	90	303	613	456
Other income	(110)	(177)	(342)	(2,493)
Property and equipment impairment charges	—	—	25	—
Goodwill and intangible asset impairment charges	—	3,666	—	3,666
Depreciation and amortization of plant and equipment	9,402	7,342	26,656	20,991
Amortization of intangible assets	2,926	2,327	8,600	6,925
Share-based compensation	1,246	1,193	3,713	3,272
Accretion and non-cash adjustment of closure & post-closure liabilities	1,139	1,087	3,397	3,242
Property insurance recoveries	(498)	—	(9,651)	—
Adjusted EBITDA	$37,426	$35,600	$96,421	$91,812

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2019	2018	2019	2018
Environmental Services	$51,409	$43,210	$133,725	$117,742
Field & Industrial Services	5,848	6,236	13,424	13,143
Corporate	(19,831)	(13,846)	(50,728)	(39,073)
Total	$37,426	$35,600	$96,421	$91,812

Property and Equipment and Intangible Assets Outside of the United States

We provide services in the United States and Canada. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2019	2018
United States	$491,904	$480,322
Canada	57,860	57,787
Total long-lived assets	$549,764	$538,109

NOTE 18.   SUBSEQUENT EVENTS

Quarterly Dividend

On October 1, 2019, we declared a quarterly dividend of $0.18 per common share to stockholders of record on October 18, 2019. The dividend was paid using cash on hand on October 25, 2019 in an aggregate amount of $4.0 million.

NRCG Merger

As discussed above in Note 1, on November 1, 2019, upon the terms and subject to the conditions set forth in the Merger Agreement, the Mergers were completed. Following the completion of the Mergers, the Company contributed all of the issued and outstanding equity interests of NRCG to Predecessor US Ecology so that, after such contribution, NRCG became a wholly-owned subsidiary of Predecessor US Ecology.

Also on November 1, 2019, the Company entered into the Second Amendment to the 2017 Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the 2017 Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRCG in connection with the Mergers, to pay certain fees, costs and expenses incurred in connection with the Mergers and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2019, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Boise, Idaho
November 4, 2019

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report words such as “we,” “us,” “our,” “US Ecology” and “the Company” refer to US Ecology, Inc. and its subsidiaries.

OVERVIEW

US Ecology, Inc. is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, as well as a wide range of complementary field and industrial services. US Ecology’s comprehensive knowledge of the waste business, its collection of waste management facilities and focus on safety, environmental compliance, and customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships.

We have fixed facilities and service centers operating in the United States, Canada and Mexico. Our fixed facilities include five Resource Conservation and Recovery Act of 1976, subtitle C, hazardous waste landfills and one low-level radioactive waste landfill located near Beatty, Nevada; Richland, Washington; Robstown, Texas; Grand View, Idaho; Detroit, Michigan and Blainville, Québec, Canada. These facilities generate revenue from fees charged to transport, recycle, treat and dispose of waste and to perform various field and industrial services for our customers.

On November 1, 2019, upon the terms and subject to the conditions set forth in the Merger Agreement, the Mergers were completed. Following the completion of the Mergers, the Company contributed all of the issued and outstanding equity interests of NRCG to Predecessor US Ecology so that, after such contribution, NRCG became a wholly-owned subsidiary of Predecessor US Ecology. For additional information see Note 1 and Note 18 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of hazardous material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned landfill, wastewater, deep-well injection and other treatment facilities.

Field & Industrial Services - This segment provides packaging and collection of hazardous waste and total waste management solutions at customer sites and through our 10-day transfer facilities. Services include on-site management, waste characterization, transportation and disposal of non-hazardous and hazardous waste. This segment also provides specialty field services such as industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, emergency response and other services to commercial and industrial facilities and to government entities.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes.

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2019 and 2018 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended September 30,
Generator Industry	2019	2018
Metal Manufacturing	16%	17%
Chemical Manufacturing	16%	19%
Broker / TSDF	12%	12%
General Manufacturing	11%	11%
Government	9%	7%
Refining	9%	10%
Transportation	7%	2%
Utilities	3%	3%
Waste Management & Remediation	2%	2%
Mining, Exploration and Production	2%	2%
Other (2)	13%	15%

	% of Treatment and Disposal Revenue (1) for the
	Nine Months Ended September 30,
Generator Industry	2019	2018
Metal Manufacturing	17%	16%
Chemical Manufacturing	16%	16%
Broker / TSDF	13%	13%
General Manufacturing	12%	12%
Refining	9%	11%
Government	9%	6%
Transportation	5%	3%
Utilities	3%	3%
Waste Management & Remediation	2%	3%
Mining, Exploration and Production	2%	2%
Other (2)	12%	15%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

We also categorize our Environmental Services T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source.

Base Business consists of waste streams from ongoing industrial activities and tends to be recurring in nature. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. The duration of Event Business projects can last from a several-week cleanup of a contaminated site to a multiple year cleanup project.

For the three months ended September 30, 2019, Base Business revenue increased 11% compared to the three months ended September 30, 2018. For the three months ended September 30, 2019, approximately 75% of our total T&D revenue was derived from our Base Business, down from 78% for the three months ended September 30, 2018. For the nine months ended September 30, 2019, Base Business revenue increased 8% compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, approximately 78% of our total T&D revenue was derived from our Base Business, down from 80% for the nine months ended September 30, 2018. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2019, approximately 25% of our total T&D revenue was derived from Event Business projects, up from 22% for the three months ended September 30, 2018. For the three months ended September 30, 2019, Event Business revenue increased 32% compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, approximately 22% of our total T&D revenue was derived from Event Business projects, up from 20% for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, Event Business revenue increased 24% compared to the nine months ended September 30, 2018. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

This variability can also cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. While we pursue many projects months or years in advance of work performance, cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions.

Depending on project-specific customer needs and competitive economics, transportation services may be offered at or near our cost to help secure new business. For waste transported by rail from the eastern United States and other locations distant from our Grand View, Idaho and Robstown, Texas facilities, transportation-related revenue can account for as much as 75% of total project revenue. While bundling transportation and disposal services reduces overall gross profit as a percentage of total revenue (“gross margin”), this value-added service has allowed us to win multiple projects that management believes we could not have otherwise competed for successfully. Our Company-owned fleet of gondola railcars, which is periodically supplemented with railcars obtained under operating leases, has reduced our transportation expenses by largely eliminating reliance on more costly short-term rentals. These Company-owned railcars also help us to win business during times of demand-driven railcar scarcity.

The increased waste volumes resulting from projects won through this bundled service strategy further drive operating leverage benefits inherent to the disposal business, increasing profitability. While waste treatment and other variable costs are project-specific, the incremental earnings contribution from large and small projects generally increases as overall disposal volumes increase. Based on past experience, management believes that maximizing operating income, net income and earnings per share is a higher priority than maintaining or increasing gross margin. We intend to continue aggressively bidding bundled transportation and disposal services based on this proven strategy.

We serve oil refineries, chemical production plants, steel mills, waste brokers/aggregators serving small manufacturers and other industrial customers that are generally affected by the prevailing economic conditions and credit environment. Adverse conditions may cause our customers as well as those they serve to curtail operations, resulting in lower waste production and/or delayed spending on off-site waste shipments, maintenance, waste cleanup projects and other work. Factors that can impact general economic conditions and the level of spending by customers include, but are not limited to, consumer and industrial spending, increases in fuel and energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other global economic factors affecting spending behavior. Market forces may also induce customers to reduce or cease operations, declare bankruptcy, liquidate or relocate to other countries, any of which could adversely affect our business. To the extent business is either government funded or driven by government regulations or enforcement actions, we believe it is less susceptible to general economic conditions. Spending by government agencies may be reduced due to declining tax revenues resulting from a weak economy or changes in policy. Disbursement of funds appropriated by Congress may also be delayed for various reasons.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2018

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2019 vs. 2018
$s in thousands	2019	%	2018	%	$ Change	% Change
Revenue
Environmental Services	$122,212	73%	$107,197	71%	$15,015	14%
Field & Industrial Services	45,190	27%	44,219	29%	971	2%
Total	167,402	100%	151,416	100%	15,986	11%
Gross Profit
Environmental Services	49,363	40%	39,930	37%	9,433	24%
Field & Industrial Services	7,177	16%	7,370	17%	(193)	(3)%
Total	56,540	34%	47,300	31%	9,240	20%
Selling, General & Administrative Expenses
Environmental Services	8,333	7%	5,725	5%	2,608	46%
Field & Industrial Services	3,756	8%	2,759	6%	997	36%
Corporate	21,240	n/m	15,165	n/m	6,075	40%
Total	33,329	20%	23,649	16%	9,680	41%
Adjusted EBITDA
Environmental Services	51,409	42%	43,210	40%	8,199	19%
Field & Industrial Services	5,848	13%	6,236	14%	(388)	(6)%
Corporate	(19,831)	n/m	(13,846)	n/m	(5,985)	43%
Total	$37,426	22%	$35,600	24%	$1,826	5%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill and intangible asset impairment charges, property insurance recoveries and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		2019 vs. 2018
$s in thousands	2019	2018	$ Change	% Change
Net income	$13,070	$13,427	$(357)	(3)%
Income tax expense	6,428	3,400	3,028	89%
Interest expense	3,891	3,066	825	27%
Interest income	(158)	(34)	(124)	365%
Foreign currency loss	90	303	(213)	(70)%
Other income	(110)	(177)	67	(38)%
Goodwill and intangible asset impairment charges	—	3,666	(3,666)	(100)%
Depreciation and amortization of plant and equipment	9,402	7,342	2,060	28%
Amortization of intangible assets	2,926	2,327	599	26%
Share-based compensation	1,246	1,193	53	4%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,139	1,087	52	5%
Property insurance recoveries	(498)	—	(498)	n/m
Adjusted EBITDA	$37,426	$35,600	$1,826	5%

Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Revenue

Total revenue increased 11% to $167.4 million for the third quarter of 2019 compared with $151.4 million for the third quarter of 2018.

Environmental Services

Environmental Services segment revenue increased 14% to $122.2 million for the third quarter of 2019, compared to $107.2 million for the third quarter of 2018. T&D revenue increased 19% compared to the third quarter of 2018, comprised of an 11% increase in Base Business revenue and a 32% increase in project-based Event Business revenue. Transportation service revenue decreased 2% compared to the third quarter of 2018, reflecting less Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 25% for the third quarter of 2019 compared to the third quarter of 2018, primarily reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018 as well as a 10% increase in tons of waste disposed of or processed at our landfills for the third quarter of 2019 compared to the third quarter of 2018.

T&D revenue from recurring Base Business waste generators increased 11% for the third quarter of 2019 compared to the third quarter of 2018 and comprised 75% of total T&D revenue for the third quarter of 2019. During the third quarter of 2019, increases in Base Business T&D revenue from the transportation, broker/TSDF, chemical manufacturing, general manufacturing and government industry groups were partially offset by a decrease in Base Business T&D revenue from the metal manufacturing industry group.

T&D revenue from Event Business waste generators increased 32% for the third quarter of 2019 compared to the third quarter of 2018 and comprised 25% of total T&D revenue for the third quarter of 2019. During the third quarter of 2019, increases in Event Business T&D revenue from the transportation, metal manufacturing and government industry groups were partially offset by a decrease in Event Business T&D revenue from the chemical manufacturing and “Other” industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the third quarter of 2019 as compared to the third quarter of 2018:

Treatment and Disposal Revenue Growth
Three Months Ended September 30, 2019 vs.
Three Months Ended September 30, 2018
Transportation	236%
Government	50%
Mining, Exploration & Production	39%
Utilities	26%
Waste Management & Remediation	22%
Broker / TSDF	13%
General Manufacturing	11%
Metal Manufacturing	8%
Refining	6%
Chemical Manufacturing	0%
Other	-2%

Field & Industrial Services

Field & Industrial Services segment revenue increased 2% to $45.2 million for the third quarter of 2019 compared with $44.2 million for the third quarter of 2018. The increase in Field & Industrial Services segment revenue is primarily attributable to higher Transportation and Logistics revenues and higher revenues from our Small Quantity Generation business line, partially offset by lower revenues from our Total Waste Management, Industrial Services and Remediation business lines.

Gross Profit

Total gross profit increased 20% to $56.5 million for the third quarter of 2019, up from $47.3 million for the third quarter of 2018. Total gross margin was 34% for the third quarter of 2019 compared with 31% for the third quarter of 2018.

Environmental Services

Environmental Services segment gross profit increased 24% to $49.4 million for the third quarter of 2019, up from $39.9 million for the third quarter of 2018. Total segment gross margin for the third quarter of 2019 was 40% compared with 37% for the third quarter of 2018. Gross profit for the third quarter of 2019 includes $2.6 million in business interruption insurance recoveries for lost profits related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 47% for the third quarter of 2019 compared with 43% for the third quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit decreased 3% to $7.2 million for the third quarter of 2019, down from $7.4 million for the third quarter of 2018. Total segment gross margin was 16% for the third quarter of 2019 compared with 17% for the third quarter of 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $33.3 million, or 20% of total revenue, for the third quarter of 2019, up from $23.6 million, or 16% of total revenue, for the third quarter of 2018.

Environmental Services

Environmental Services segment SG&A increased 46% to $8.3 million, or 7% of segment revenue, for the third quarter of 2019 compared with $5.7 million, or 5% of segment revenue, for the third quarter of 2018, primarily reflecting higher losses on disposal of assets, higher insurance costs and higher intangible asset amortization expense, partially offset by property insurance recoveries recognized in the third quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 36% to $3.8 million, or 8% of segment revenue, for the third quarter of 2019 compared with $2.8 million, or 6% of segment revenue, for the third quarter of 2018, primarily reflecting incremental costs associated with new facilities.

Corporate

Corporate SG&A was $21.2 million, or 13% of total revenue, for the third quarter of 2019 compared with $15.2 million, or 10% of total revenue, for the third quarter of 2018, primarily reflecting higher business development expenses and higher labor and incentive compensation costs in the third quarter of 2019 compared with the third quarter of 2018.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the third quarter of 2019 was 33.0%, compared with 20.2% for the third quarter of 2018. The increase in the effective tax rate was primarily due to higher non-deductible expenses during the third quarter of 2019 compared to the third quarter of 2018. In addition, the Company implemented various one-time federal and state tax planning strategies in the third quarter of 2018 that favorably impacted the effective tax rate.

Interest expense

Interest expense was $3.9 million for the third quarter of 2019 compared with $3.1 million for the third quarter of 2018. The increase is the result of higher outstanding debt levels in the third quarter of 2019 primarily due to the acquisition of Ecoserv Industrial Disposal, LLC (“Winnie”) in November of 2018, as well as higher interest rates on the variable portion of our outstanding debt.

Foreign currency loss

We recognized a $90,000 foreign currency loss for the third quarter of 2019 compared with a $303,000 foreign currency loss for the third quarter of 2018. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2019, we had $29.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $110,000 for the third quarter of 2019 compared with other income of $177,000 million for the third quarter of 2018.

Goodwill and intangible asset impairment charges

Based on the results of our 2018 interim assessment of the goodwill, indefinite-lived intangible assets and finite-lived tangible and intangible assets of our Mobile Recycling reporting unit, which is part of our Environmental Services segment, we recorded impairment charges of $3.7 million in the third quarter of 2018.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $9.4 million for the third quarter of 2019 compared with $7.3 million for the third quarter of 2018, primarily reflecting additional depreciation expense on assets placed in service in late 2018 and the first nine months of 2019, including assets associated with the ES&H of Dallas, LLC (“ES&H Dallas”), Winnie and W.I.S.E. Environmental Services Inc. (“US Ecology Sarnia”) acquisitions.

Amortization of intangible assets

Intangible assets amortization expense was $2.9 million for the third quarter of 2019 compared with $2.3 million for the third quarter of 2018, primarily reflecting additional amortization of intangible assets recorded as a result of the ES&H Dallas and Winnie acquisitions in the third and fourth quarter of 2018, respectively.

Share-based compensation

Share-based compensation expense was $1.2 million for the third quarter of both 2019 and 2018.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.1 million for the third quarter of both 2019 and 2018.

Property insurance recoveries

The Company recognized property-related insurance recoveries of $498,000 in the third quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

NINE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2018

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2019 vs. 2018
$s in thousands	2019	%	2018	%	$ Change	% Change
Revenue
Environmental Services	$327,389	72%	$292,628	72%	$34,761	12%
Field & Industrial Services	126,852	28%	115,759	28%	11,093	10%
Total	454,241	100%	408,387	100%	45,854	11%
Gross Profit
Environmental Services	123,999	38%	108,281	37%	15,718	15%
Field & Industrial Services	17,365	14%	16,138	14%	1,227	8%
Total	141,364	31%	124,419	30%	16,945	14%
Selling, General & Administrative Expenses
Environmental Services	11,748	4%	16,926	6%	(5,178)	(31)%
Field & Industrial Services	10,880	9%	7,470	6%	3,410	46%
Corporate	55,055	n/m	42,641	n/m	12,414	29%
Total	77,683	17%	67,037	16%	10,646	16%
Adjusted EBITDA
Environmental Services	133,725	41%	117,742	40%	15,983	14%
Field & Industrial Services	13,424	11%	13,143	11%	281	2%
Corporate	(50,728)	n/m	(39,073)	n/m	(11,655)	30%
Total	$96,421	21%	$91,812	22%	$4,609	5%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill and intangible asset impairment charges, property insurance recoveries and other income/expense. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,		2019 vs. 2018
$s in thousands	2019	2018	$ Change	% Change
Net income	$36,604	$35,890	$714	2%
Income tax expense	15,864	11,178	4,686	42%
Interest expense	11,509	8,782	2,727	31%
Interest income	(567)	(97)	(470)	485%
Foreign currency loss	613	456	157	34%
Other income	(342)	(2,493)	2,151	(86)%
Property and equipment impairment charges	25	—	25	n/m
Goodwill and intangible asset impairment charges	—	3,666	(3,666)	(100)%
Depreciation and amortization of plant and equipment	26,656	20,991	5,665	27%
Amortization of intangible assets	8,600	6,925	1,675	24%
Share-based compensation	3,713	3,272	441	13%
Accretion and non-cash adjustment of closure & post-closure liabilities	3,397	3,242	155	5%
Property insurance recoveries	(9,651)	—	(9,651)	n/m
Adjusted EBITDA	$96,421	$91,812	$4,609	5%

Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments; and

●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Revenue

Total revenue increased 11% to $454.2 million for the first nine months of 2019 compared with $408.4 million for the first nine months of 2018.

Environmental Services

Environmental Services segment revenue increased 12% to $327.4 million for the first nine months of 2019, compared to $292.6 million for the first nine months of 2018. T&D revenue increased 14% compared to the first nine months of 2018, comprised of an 8% increase in Base Business revenue and a 24% increase in project-based Event Business revenue. Transportation service revenue increased 4% compared to the first nine months of 2018, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased 30% for the first nine months of 2019 compared to the first nine months of 2018, primarily reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018 as well as a 9% increase in tons of waste disposed of or processed at our landfills for the first nine months of 2019 compared to the first nine months of 2018.

T&D revenue from recurring Base Business waste generators increased 8% for the first nine months of 2019 compared to the first nine months of 2018 and comprised 78% of total T&D revenue for the first nine months of 2019. During the first nine months of 2019, increases in Base Business T&D revenue from the broker/TSDF, transportation, general manufacturing, “Other” and government industry groups were partially offset by a decrease in Base Business T&D revenue from the waste management & remediation industry group.

T&D revenue from Event Business waste generators increased 24% for the first nine months of 2019 compared to the first nine months of 2018 and comprised 22% of total T&D revenue for the first nine months of 2019. During the first nine months of 2019, increases in Event Business T&D revenue from the government, chemical manufacturing, metal manufacturing and transportation industry groups were partially offset by a decrease in Event Business T&D revenue from the “Other”, refining and waste management & remediation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Environmental Services segment, by generator industry for the first nine months of 2019 as compared to the first nine months of 2018:

Treatment and Disposal Revenue Growth
Nine Months Ended September 30, 2019 vs.
Nine Months Ended September 30, 2018
Transportation	109%
Government	60%
Chemical Manufacturing	16%
Metal Manufacturing	13%
Broker / TSDF	11%
Utilities	8%
Mining, Exploration & Production	8%
General Manufacturing	7%
Refining	-1%
Other	-10%
Waste Management & Remediation	-30%

Field & Industrial Services

Field & Industrial Services segment revenue increased 10% to $126.9 million for the first nine months of 2019 compared with $115.8 million for the first nine months of 2018. The increase in Field & Industrial Services segment revenue is primarily attributable to higher Transportation and Logistics revenues, growth in our Emergency Response business line primarily as a result of our acquisition of ES&H Dallas in the third quarter of 2018, higher revenues from our Small Quantity Generation business line and higher Industrial Services revenues, partially offset by lower revenues from our Remediation and Total Waste Management business lines.

Gross Profit

Total gross profit increased 14% to $141.4 million for the first nine months of 2019, up from $124.4 million for the first nine months of 2018. Total gross margin was 31% for the first nine months of 2019 compared with 30% for the first nine months of 2018.

Environmental Services

Environmental Services segment gross profit increased 15% to $124.0 million for the first nine months of 2019, up from $108.3 million for the first nine months of 2018. Total segment gross margin for the first nine months of 2019 was 38% compared with 37% for the first nine months of 2018. Gross profit for the first nine months of 2019 includes $4.8 million in business interruption insurance recoveries for lost profits related to hurricane damage at our Robstown, Texas facility in 2017 and the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 44% for the first nine months of 2019 compared with 42% for the first nine months of 2018.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 8% to $17.4 million for the first nine months of 2019, up from $16.1 million for the first nine months of 2018. Total segment gross margin was 14% for the first nine months of both 2019 and 2018.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A was $77.7 million, or 17% of total revenue, for the first nine months of 2019, up from $67.0 million, or 16% of total revenue, for the first nine months of 2018.

Environmental Services

Environmental Services segment SG&A decreased 31% to $11.7 million, or 4% of segment revenue, for the first nine months of 2019 compared with $16.9 million, or 6% of segment revenue, for the first nine months of 2018, primarily reflecting property insurance recoveries of $9.7 million recognized in the first nine months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018, partially offset by higher insurance costs, higher intangible asset amortization expense, higher losses on disposal of assets and higher labor and incentive compensation costs.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 46% to $10.9 million, or 9% of segment revenue, for the first nine months of 2019 compared with $7.5 million, or 6% of segment revenue, for the first nine months of 2018, primarily reflecting incremental costs associated with new facilities.

Corporate

Corporate SG&A was $55.1 million, or 12% of total revenue, for the first nine months of 2019 compared with $42.6 million, or 10% of total revenue, for the first nine months of 2018, primarily reflecting higher business development expenses, higher labor and incentive compensation costs and higher information technology related expenses in the first nine months of 2019 compared with the first nine months of 2018.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2019 was 30.2%, compared with 23.7% for the first nine months of 2018. The increase in the effective tax rate was primarily due to higher non-deductible expenses during the first nine months of 2019 compared to the first nine months of 2018. In addition, the Company implemented various one-time federal and state tax planning strategies in the third quarter of 2018 that favorably impacted the effective tax rate.

Interest expense

Interest expense was $11.5 million for the first nine months of 2019 compared with $8.8 million for the first nine months of 2018. The increase is the result of higher outstanding debt levels in the first nine months of 2019 primarily due to the acquisition of Winnie in November of 2018, as well as higher interest rates on the variable portion of our outstanding debt.

Foreign currency loss

We recognized a $613,000 foreign currency loss for the first nine months of 2019 compared with a $456,000 foreign currency loss for the first nine months of 2018. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the United States dollar (“USD”), our functional currency. Additionally, we established intercompany loans between our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”), and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2019, we had $29.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $342,000 for the first nine months of 2019 compared with other income of $2.5 million for the first nine months of 2018. Other income for the first nine months of 2018 includes a $2.0 million gain on the issuance of a property easement on a portion of unutilized Company-owned land at one of our operating facilities.

Goodwill and intangible asset impairment charges

Based on the results of our 2018 interim assessment of the goodwill, indefinite-lived intangible assets and finite-lived tangible and intangible assets of our Mobile Recycling reporting unit, which is part of our Environmental Services segment, we recorded impairment charges of $3.7 million in the third quarter of 2018.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense was $26.7 million for the first nine months of 2019 compared with $21.0 million for the first nine months of 2018, primarily reflecting additional depreciation expense on assets placed in service in late 2018 and the first nine months of 2019, including assets associated with the ES&H Dallas, Winnie and US Ecology Sarnia acquisitions.

Amortization of intangible assets

Intangible assets amortization expense was $8.6 million for the first nine months of 2019 compared with $6.9 million for the first nine months of 2018, primarily reflecting additional amortization of intangible assets recorded as a result of the ES&H Dallas and Winnie acquisitions in the third and fourth quarter of 2018, respectively.

Share-based compensation

Share-based compensation expense was $3.7 million for the first nine months of 2019 compared with $3.3 million for the first nine months 2018 as a result of an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $3.4 million for the first nine months of 2019 compared with $3.2 for the first nine months of 2018.

Property insurance recoveries

The Company recognized property-related insurance recoveries of $9.7 million in the first nine months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 1 and Note 9 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the 2017 Credit Agreement entered into on April 18, 2017. At September 30, 2019, we had $21.1 million in cash and cash equivalents immediately available and $138.7 million of borrowing capacity available under the 2017 Credit Agreement. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the 2017 Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $64.0 million. This primarily reflects net income of $36.6 million, non-cash depreciation, amortization and accretion of $38.7 million, deferred income taxes of $3.9 million and share-based compensation of $3.7 million, partially offset by a $9.7 million gain on insurance proceeds from damaged property and equipment and an increase in other assets of $7.2 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in deferred income taxes are primarily attributable to deferred tax gains resulting from involuntary conversions related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. We recognized property-related insurance recoveries in the first nine months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The increase in other assets is primarily attributable to prepaid insurance costs associated with our annual renewal process.

Days sales outstanding were 85 days as of September 30, 2019, compared to 77 days as of December 31, 2018 and 76 days as of September 30, 2018.

For the nine months ended September 30, 2018, net cash provided by operating activities was $55.5 million. This primarily reflects net income of $35.9 million, non-cash depreciation, amortization and accretion of $31.2 million, an increase in accounts payable and accrued liabilities of $12.8 million, deferred income taxes of $4.7 million, non-cash impairment charges of $3.7 million, and share-based compensation of $3.3 million, partially offset by an increase in accounts receivable of $27.6 million and an increase in income taxes receivable of $7.9 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. Changes in deferred income taxes and income taxes receivable are primarily attributable to the implementation of various federal and state tax planning strategies, as well as the timing of income tax payments. The increase in receivables is primarily attributable to the timing of customer payments.

Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities was $53.7 million, primarily related to capital expenditures of $38.4 million, the acquisition of US Ecology Sarnia for $17.9 million and a $7.9 million investment in the preferred stock of a privately held company, partially offset by property insurance proceeds of $10.0 million related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. Significant capital projects included construction of additional disposal capacity at our Belleville, Michigan; Robstown, Texas; and Blainville, Quebec, Canada facilities as well as equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the nine months ended September 30, 2018, net cash used in investing activities was $46.8 million, primarily related to capital expenditures of $25.8 million and the acquisition of ES&H Dallas for $21.3 million. Significant capital projects included continuing construction of additional disposal capacity and railway expansion at our Blainville, Quebec, Canada location and equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the nine months ended September 30, 2019, net cash used in financing activities was $21.9 million, consisting primarily of $30.0 million in payments on our revolving credit facility and dividend payments to our stockholders of $11.9 million, partially offset by $20.0 million in proceeds under our revolving credit facility associated with the acquisition of US Ecology Sarnia.

For the nine months ended September 30, 2018, net cash used in financing activities was $10.1 million, consisting primarily of dividend payments to our stockholders of $11.8 million, partially offset by $2.4 million in proceeds received from the exercise of stock options.

2017 Credit Agreement

The 2017 Credit Agreement provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The 2017 Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the 2017 Credit Agreement was amended in November 2019 in connection with the Mergers. In addition, as a result of the consummation of the Mergers, the borrower under the 2017 Credit Facility is Predecessor US Ecology, a wholly-owned subsidiary of the Company.

Proceeds from the Revolving Credit Facility are restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the 2017 Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the 2017 Credit Agreement).

At September 30, 2019, the effective interest rate on the Revolving Credit Facility, including the impact of our interest rate swap, was 3.62%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In October 2014, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $155.0 million, or 44%, of the Revolving Credit Facility borrowings as of September 30, 2019.

The Company is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon the Company’s total net leverage ratio (as defined in the 2017 Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the 2017 Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2019, there were $354.0 million of borrowings outstanding on the Revolving Credit Facility. These borrowings are due on the revolving credit maturity date (as defined in the 2017 Credit Agreement) and presented as long-term debt in the consolidated balance sheets.

The Company has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $25.0 million swingline loan sublimit under the Revolving Credit Facility. The Company’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2019, there were $1.5 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of September 30, 2019, the availability under the Revolving Credit Facility was $138.7 million with $5.7 million of the Revolving Credit Facility issued in the form of standby letter of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Amendments to the 2017 Credit Agreement

On August 6, 2019, Predecessor US Ecology entered into the first amendment (the “First Amendment”) to the 2017 Credit Agreement, by and among Predecessor US Ecology, the subsidiaries of Predecessor US Ecology party thereto, the lenders referred to therein and Wells Fargo Bank, National Association (“Wells Fargo”), as issuing lender, swingline lender and administrative agent. Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance existing indebtedness of NRCG and pay related transaction expenses in connection with the Mergers, modified the accordion feature allowing the Company to request up to the greater of (x) $250.0 million and (y) 100% of consolidated EBITDA plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the 2017 Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the 2017 Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRCG in connection with the Mergers, to pay certain fees, costs and expenses incurred in connection with the Mergers and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s)

For additional information see Note 11 and Note 18 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

CONTRACTUAL OBLIGATIONS AND GUARANTEES

Except for the First Amendment, there were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2019. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. For additional information see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2019, $5.0 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our borrowings under the 2017 Credit Agreement. Under the 2017 Credit Agreement, Revolving Credit Facility borrowings incur interest at a base rate (as defined in the 2017 Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the 2017 Credit Agreement). On October 29, 2014, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 3.67% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $250.0 million.

As of September 30, 2019, there were $354.0 million of revolving loans outstanding under the 2017 Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on December 31, 2014, we are subject to higher interest payments on only the unhedged borrowings under the 2017 Credit Agreement.

Based on the outstanding indebtedness of $354.0 million under the 2017 Credit Agreement at September 30, 2019 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $2.1 million for the corresponding period.

Foreign Currency Risk

We are subject to currency exposures and volatility because of currency fluctuations. The majority of our transactions are in USD; however, our Canadian subsidiaries conduct business in both Canada and the United States. In addition, contracts for services that our Canadian subsidiaries provide to U.S. customers are generally denominated in USD. During the nine months ended September 30, 2019, our Canadian subsidiaries transacted approximately 71% of their revenue in USD and at any time have cash on deposit in USD and outstanding USD trade receivables and payables related to these transactions. These USD cash, receivable and payable accounts are subject to non-cash foreign currency translation gains or losses. Exchange rate movements also affect the translation of Canadian generated profits and losses into USD.

We established intercompany loans between our Canadian subsidiaries and our parent company, US Ecology, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2019, we had $29.5 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2019, the CAD strengthened as compared to the USD resulting in a $471,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2019, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2019 would have generated a gain or loss of approximately $295,000 for the nine months ended September 30, 2019.

We had a total pre-tax foreign currency loss of $613,000 for the nine months ended September 30, 2019. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates the Company’s risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have assessed neither Winnie’s nor US Ecology Sarnia’s internal control over financial reporting as of September 30, 2019.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the Company’s beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for Company services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include an accident at one of our facilities, incidents resulting from the handling of dangerous substances, the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, the realization of anticipated benefits from acquired operations, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, cyber security threats, unanticipated changes in tax rules and regulations, loss of key personnel, a deterioration in our labor relations or labor disputes, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our ability or the timing of reconstructing and receiving regulatory approvals for the reopening of the Grand View, Idaho treatment facility, the timing or amount of insurance recoveries associated with the reconstruction and business interruption losses for the Grand View, Idaho treatment facility, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets and foreign affairs.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2018 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of US Ecology, Inc.

ITEM 1.       LEGAL PROCEEDINGS

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed landfill operations at our Grand View, Idaho facility in first quarter of 2019 and resumed operations of our secondary waste-treatment facility in the second quarter of 2019. Reconstruction of the primary waste-treatment building is currently underway. In addition to conducting our own investigation into the incident, we are fully cooperating with government agencies, including IDEQ and the USEPA to support their comprehensive and independent investigations of the incident. We cannot presently estimate the potential liability related to the incident and, therefore, no amounts related to such claims have been recorded in our financial statements as of September 30, 2019. We have not been named as a defendant in any civil action relating to the incident. As a result of the OSHA’s inspection following the incident, OSHA issued a Citation and Notification of Penalty on May 6, 2019. We are currently contesting the Citation and Notification of Penalty before the Occupational Safety and Health Review Commission and the contested penalty is not material. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

Other than described above, during the period covered by this Quarterly Report on Form 10-Q, we have not been a party to any material legal proceedings.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and there have been no material changes from the risk factors reported on the Form 10-K and other factors described under “Risk Factors” and “Cautionary Statements Regarding Forward-looking Statements” in the Form S-4 (Registration Statement No. 333-232930, initially filed with the SEC, on August 1, 2019.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, Predecessor US Ecology’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. Repurchases may be made from time to time in open market or through privately negotiated transactions. The timing of any repurchases will be based upon prevailing market conditions and other factors. The Company did not repurchase any shares of common stock under the repurchase program during the nine months ended September 30, 2019. On May 29, 2018 the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors.

The following table summarizes the purchases of shares of our common stock during the nine months ended September 30, 2019:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2019 (1)	14,462	$63.34	—	$25,000,000
February 1 to 28, 2019	—	—	—	25,000,000
March 1 to 31, 2019	—	—	—	25,000,000
April 1 to 30, 2019	—	—	—	25,000,000
May 1 to 31, 2019	—	—	—	25,000,000
June 1 to 30, 2019	—	—	—	25,000,000
July 1 to 31, 2019	—	—	—	25,000,000
August 1 to 31, 2019	—	—	—	25,000,000
September 1 to 30, 2019	—	—	—	25,000,000
Total	14,462	$63.34	—	$25,000,000
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1

First Amendment, dated as of August 6, 2019, by and among U.S. Ecology, Inc., certain subsidiary guarantors, each consenting lender and Wells Fargo Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-11688), filed on August 9, 2019).

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2019 formatted in inline Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 4, 2019	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer