Form 10-Q
period 2020-03-31
US Ecology, Inc.
filed 2020-05-11
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .

Commission file number: 001-39120

US ECOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-2421185
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

101 S. Capitol Blvd., Suite 1000
Boise, Idaho	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 331-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ECOL	Nasdaq Global Select Market
Warrants to Purchase Common Stock	ECOLW	Nasdaq Capital Market

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

At May 5, 2020, there were 31,503,073 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$109,790	$41,281
Receivables, net	240,378	255,310
Prepaid expenses and other current assets	27,080	25,136
Income taxes receivable	10,332	11,244
Total current assets	387,580	332,971

Property and equipment, net	485,325	478,768
Operating lease assets	55,843	57,396
Restricted cash and investments	5,168	5,069
Intangible assets, net	564,124	574,902
Goodwill	466,031	766,980
Other assets	14,568	15,158
Total assets	$1,978,639	$2,231,244

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$51,387	$46,906
Deferred revenue	21,698	14,788
Accrued liabilities	50,245	65,869
Accrued salaries and benefits	22,069	29,653
Income taxes payable	1,324	726
Short-term borrowings	396	—
Current portion of long-term debt	3,358	3,359
Current portion of closure and post-closure obligations	2,704	2,152
Current portion of operating lease liabilities	17,813	17,317
Total current liabilities	170,994	180,770

Long-term debt	855,003	765,842
Long-term closure and post-closure obligations	84,392	84,231
Long-term operating lease liabilities	38,092	39,954
Other long-term liabilities	31,439	20,722
Deferred income taxes, net	122,396	128,345
Total liabilities	1,302,316	1,219,864

Commitments and contingencies (See Note 18)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,503 and 31,461 shares issued and outstanding, respectively	315	315
Additional paid-in capital	817,730	816,345
Retained (deficit) earnings	(97,179)	206,574
Treasury stock, at cost, 415 and 0 shares, respectively	(18,332)	—
Accumulated other comprehensive loss	(26,211)	(11,854)
Total stockholders’ equity	676,323	1,011,380
Total liabilities and stockholders’ equity	$1,978,639	$2,231,244

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue	$240,720	$131,037
Direct operating costs	179,598	95,796
Gross profit	61,122	35,241
Selling, general and administrative expenses	51,058	20,305
Goodwill impairment charges	300,300	—
Operating (loss) income	(290,236)	14,936
Other income (expense):
Interest income	89	207
Interest expense	(9,310)	(4,030)
Foreign currency gain (loss)	937	(139)
Other	171	110
Total other expense	(8,113)	(3,852)

(Loss) income before income taxes	(298,349)	11,084
Income tax (benefit) expense	(263)	3,041
Net (loss) income	$(298,086)	$8,043

(Loss) earnings per share:
Basic	$(9.52)	$0.37
Diluted	$(9.52)	$0.36

Shares used in (loss) earnings per share calculation:
Basic	31,305	21,987
Diluted	31,305	22,197

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(298,086)	$8,043
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(8,259)	1,689
Net changes in interest rate hedge, net of taxes of $(1,621) and ($184), respectively	(6,098)	(691)
Comprehensive (loss) income, net of tax	$(312,443)	$9,041

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(298,086)	$8,043
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	17,978	8,125
Amortization of intangible assets	9,441	2,811
Accretion of closure and post-closure obligations	1,266	1,125
Property and equipment impairment charges	—	25
Goodwill impairment charges	300,300	—
Unrealized foreign currency loss (gain)	2,703	(371)
Deferred income taxes	(3,320)	2,905
Share-based compensation expense	1,564	1,222
Share-based payments of business development and integration expenses	181	—
Unrecognized tax benefits	52	131
Net loss (gain) on disposition of assets	184	(272)
Gain on insurance proceeds from damaged property and equipment	—	(4,653)
Amortization and write-off of debt issuance costs	298	204
Amortization and write-off of debt discount	245	—
Change in fair value of contingent consideration	(1,127)	—
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	13,467	16,577
Income taxes receivable	893	(1,487)
Other assets	(2,957)	525
Accounts payable and accrued liabilities	(13,618)	(11,935)
Deferred revenue	7,083	(47)
Accrued salaries and benefits	(7,446)	(3,417)
Income taxes payable	662	(517)
Closure and post-closure obligations	(417)	(470)
Net cash provided by operating activities	29,346	18,524

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(3,309)	—
Purchases of property and equipment	(19,131)	(7,223)
Insurance proceeds from damaged property and equipment	—	5,000
Proceeds from sale of property and equipment	781	459
Purchases of restricted investments	(56)	(23)
Net cash used in investing activities	(21,715)	(1,787)

Cash flows from financing activities:
Proceeds from long-term debt	90,000	—
Payments on long-term debt	(1,125)	(30,000)
Payments on short-term borrowings	(49,871)	(4,331)
Proceeds from short-term borrowings	50,267	6,449
Repurchase of common stock	(18,332)	(915)
Dividends paid	(5,667)	(3,970)
Payment of equipment financing obligations	(1,525)	(199)
Net cash provided by (used in) financing activities	63,747	(32,966)

Effect of foreign exchange rate changes on cash	(2,825)	393

Increase (decrease) in Cash and cash equivalents and restricted cash	68,553	(15,836)
Cash and cash equivalents and restricted cash at beginning of period	42,140	32,753
Cash and cash equivalents and restricted cash at end of period	$110,693	$16,917

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	41,281	31,969
Restricted cash at beginning of period	859	784
Cash and cash equivalents and restricted cash at beginning of period	$42,140	$32,753
Cash and cash equivalents at end of period	109,790	16,120
Restricted cash at end of period	903	797
Cash and cash equivalents and restricted cash at end of period	$110,693	$16,917
Supplemental Disclosures:
Income taxes paid, net of receipts	$1,241	$2,085
Interest paid	$7,642	$3,462
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$3,531	$912

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Total stockholders' equity, beginning balances	$1,011,380	$359,217

Common stock:
Beginning balances	$315	$220
Stock option exercises and issuance of common stock and restricted common stock	—	1
Ending balances	$315	$221

Additional paid-in capital:
Beginning balances	$816,345	$183,834
Share-based compensation	1,564	1,222
Share-based payments of business development and integration expenses	181	—
Stock option exercises and issuance of common stock and restricted common stock	(360)	(1,103)
Ending balances	$817,730	$183,953

Retained (deficit) earnings:
Beginning balances	$206,574	$189,324
Net (loss) income	(298,086)	8,043
Dividends paid	(5,667)	(3,970)
Ending balances	$(97,179)	$193,397

Treasury stock:
Beginning balances	$—	$(370)
Repurchase of common stock	(18,332)	(916)
Ending balances	$(18,332)	$(1,286)

Accumulated other comprehensive income (loss):
Beginning balances	$(11,854)	$(13,791)
Other comprehensive (loss) income	(14,357)	998
Ending balances	$(26,211)	$(12,793)

Total stockholders' equity, ending balances	$676,323	$363,492

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

The Company’s consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326), which became effective for reporting periods beginning after December 15, 2019. The standard replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (‘COVID-19”) pandemic on expected credit losses.

NOTE 2.     REVENUES

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended March 31, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$100,049	$9,984	$110,033
Services Revenue:
Transportation and Logistics (2)	26,696	6,154	32,850
Industrial Services (3)	—	28,478	28,478
Small Quantity Generation (4)	—	11,084	11,084
Total Waste Management (5)	—	8,482	8,482
Remediation (6)	—	10,441	10,441
Emergency Response (7)	—	24,922	24,922
Domestic Standby Services (8)	—	9,467	9,467
Other (9)	—	4,963	4,963
Revenue	$126,745	$113,975	$240,720

	Three Months Ended March 31, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$77,713	$2,796	$80,509
Services Revenue:
Transportation and Logistics (2)	14,619	7,093	21,712
Industrial Services (3)	—	6,016	6,016
Small Quantity Generation (4)	—	8,189	8,189
Total Waste Management (5)	—	8,714	8,714
Remediation (6)	—	1,726	1,726
Emergency Response (7)	—	3,046	3,046
Other (9)	—	1,125	1,125
Revenue	$92,332	$38,705	$131,037
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended March 31, 2020 and 2019, 25% and 15%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 75% and 85% of our treatment and disposal revenue for the three months ended March 31, 2020 and 2019, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.

(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	We provide government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(9)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$107,928	$105,546	$213,474	$77,359	$38,705	$116,064
Canada	18,817	1,077	19,894	14,973	—	14,973
EMEA	—	5,239	5,239	—	—	—
Other (1)	—	2,113	2,113	—	—	—
Total revenue	$126,745	$113,975	$240,720	$92,332	$38,705	$131,037

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed, and is recognized when these services are performed. During the three months ended March 31, 2020 and 2019, we recognized $8.4 million and $7.5 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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

NOTE 3.     BUSINESS COMBINATIONS

Acquisition of Impact Environmental Services, Inc.

On January 28, 2020, we acquired Impact Environmental Services, Inc., an industrial cleaning and environmental services company based in Romulus, Michigan for $3.3 million. The acquired operations are reported as part of our Field & Industrial Services segment, however, revenues, net income, earnings per share and total assets are not material to our consolidated financial position or results of operations.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $300,000 allocated to goodwill and $900,000 allocated to amortizing intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 12 years. All of the goodwill recognized was assigned to our Field & Industrial Services segment and is expected to be deductible for income tax purposes over a 15-year amortization period.

NRC Group Holdings Corp.

On November 1, 2019, the Company completed its acquisition (the “NRC Merger”) of NRC Group Holdings Corp. (“NRC”), a provider of comprehensive environmental, compliance and waste management services to the marine and rail transportation, general industrial and energy industries. The addition of NRC’s substantial service network strengthened and expanded US Ecology’s suite of environmental services, including new energy waste disposal and service capabilities, and provided expanded opportunities to establish US Ecology as a leader in standby and emergency response services.

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

The payment of transaction fees and expenses and repayment of $398.4 million of NRC’s debt were funded using proceeds from a new $450.0 million seven-year term loan. See Note 11 for more information.

We have recognized the assets and liabilities of NRC based on our preliminary estimates of their acquisition date fair values. The purchase price allocations are preliminary and subject to change. We continue to gather information relevant to our determination of the fair value of acquired assets and liabilities primarily related to, but not limited to, property and equipment, identifiable intangible assets and deferred income taxes. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the merger date. The following table summarizes the merger consideration and the preliminary fair value estimates of assets acquired and liabilities assumed, recognized at the merger date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2019:

	December 31,		March 31,
$s in thousands	2019	Adjustments	2020
Current assets	$131,653	$—	$131,653
Property and equipment	197,045	—	197,045
Identifiable intangible assets	303,600	—	303,600
Other assets	41,687	—	41,687
Current liabilities	(83,460)	(1,215)	(84,675)
Deferred income tax liabilities	(56,596)	194	(56,402)
Other liabilities	(57,581)	—	(57,581)
Total identifiable net assets	476,348	(1,021)	475,327
Goodwill	548,485	1,021	549,506
Total purchase price	$1,024,833	$—	$1,024,833

Purchase price allocation adjustments related primarily to the receipt of additional information regarding the fair values of accrued liabilities, deferred income taxes and residual goodwill.

Goodwill of $549.5 million arising from the acquisition is primarily attributable to the assembled workforce of NRC and expected synergies from combining operations. $309.4 million of the goodwill recognized was allocated to our Environmental Services segment and $240.1 million of the goodwill recognized was allocated to Field & Industrial Services segment. We expect $33.3 million of the acquired goodwill to be deductible for income tax purposes.

During the first quarter of 2020, management determined that the projected future cash flows of certain reporting units identified as part of the NRC Merger indicated that the fair value of the reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s goodwill as of March 31, 2020. Based on the results of this assessment, we recognized goodwill impairment charges of $283.6 million related to our Environmental Services segment and $16.7 million related to our Field & Industrial Services segment in the first quarter of 2020. Refer to Note 10 for additional information.

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

The following unaudited pro forma financial information presents the combined results of operations as if NRC had been combined with US Ecology as of January 1, 2019. The pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property, plant and equipment, and interest expense. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods presented, nor should it be taken as indication of our future consolidated results of operations.

(unaudited)
Three Months Ended
$s in thousands	March 31, 2019
Pro forma combined:
Revenue	231,195
Net loss	(2,857)

The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the three months ended March 31, 2020 were $86.6 million and $304.0 million, respectively. NRC Merger-related business development and integration expenses of $2.9 million are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three months ended March 31, 2020.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(8,259)	(6,310)	(14,569)
Amounts reclassified out of AOCI, net of tax (1)	—	212	212
Other comprehensive loss, net	(8,259)	(6,098)	(14,357)
Balance at March 31, 2020	$(19,184)	$(7,027)	$(26,211)
(1)	Before-tax reclassifications of $268,000 ($212,000 after-tax) for the three months ended March 31, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $516,000 ($407,000 after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	1,689	(581)	1,108
Amounts reclassified out of AOCI, net of tax (2)	—	(110)	(110)
Other comprehensive income (loss), net	1,689	(691)	998
Balance at March 31, 2019	$(13,008)	$215	$(12,793)
(2)	Before-tax reclassifications of $139,000 ($110,000 after-tax) for the three months ended March 31, 2019, were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2020 or 2019, respectively. No customer accounted for more than 10% of total trade receivables as of March 31, 2020 or December 31, 2019.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”). As of March 31, 2020, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2020	2019
Trade	$187,619	$196,593
Unbilled revenue	49,854	54,727
Other	5,959	7,000
Total receivables	243,432	258,320
Allowance for doubtful accounts	(3,054)	(3,010)
Receivables, net	$240,378	$255,310

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

On September 19, 2019, the Company invested $7.9 million in the preferred stock of a privately held company which is included in Other assets in the Company’s consolidated balance sheets. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. As of March 31, 2020, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2020, the fair value of the Company’s variable rate term loan was estimated to be $433.2 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,424	$1,842	$—	$4,266
Money market funds (2)	60,394	—	—	60,394
Total	$62,818	$1,842	$—	$64,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,055	$—	$9,055
Contingent consideration (4)	—	—	6,911	6,911
Total	$—	$9,055	$6,911	$15,966

	December 31, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,380	$1,830	$—	$4,210
Money market funds (2)	859	—	—	859
Total	$3,239	$1,830	$—	$5,069

Liabilities:
Interest rate swap agreement (3)	$—	$1,176	$—	$1,176
Contingent consideration (4)	—	—	8,283	8,283
Total	$—	$1,176	$8,283	$9,459
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheet.

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities are calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. At March 31, 2020, the fair value of our contingent consideration liabilities of $5.5 million and $1.4 million were included in Accrued liabilities and Other long-term liabilities, respectively. At December 31, 2019, the fair value of our contingent consideration liabilities of $6.6 million and $1.7 million were included in Accrued liabilities and Other long-term liabilities, respectively. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Three Months Ended
$s in thousands	March 31, 2020
Contingent consideration, beginning of period	$8,283
Change in fair value of contingent consideration	(1,127)
Foreign currency translation	(245)
Contingent consideration, end of period	$6,911

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2020	2019
Cell development costs	$173,787	$174,561
Land and improvements	53,004	52,909
Buildings and improvements	111,539	109,580
Railcars	17,299	17,299
Vehicles, vessels and other equipment	324,177	317,472
Construction in progress	71,740	61,537
Total property and equipment	751,546	733,358
Accumulated depreciation and amortization	(266,221)	(254,590)
Property and equipment, net	$485,325	$478,768

Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $18.0 million and $8.1 million, respectively.

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

Lease assets and liabilities consisted of the following:

$s in thousands	March 31, 2020	December 31, 2019
Assets:
Operating right-of-use assets (1)	$55,843	$57,396
Finance right-of-use assets (2)	22,903	20,499
Total	$78,746	$77,895

Liabilities:
Current:
Operating (3)	$17,813	$17,317
Finance (4)	4,397	4,128
Long-term:
Operating (5)	38,092	39,954
Finance (6)	19,098	16,308
Total	$79,400	$77,707
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $4.0 million and $2.7 million as of March 31, 2020 and December 31, 2019, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended March 31,
$s in thousands	2020	2019
Operating lease cost (1)	$4,999	$1,742
Finance lease cost:
Amortization of leased assets (2)	1,294	228
Interest on lease liabilities (3)	318	20
Total	$6,611	$1,990
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Three Months Ended March 31,
$s in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,851	$1,615
Operating cash flows from finance leases	$318	$20
Financing cash flows from finance leases	$1,128	$199

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,931	$1,628
Right-of-use assets obtained in exchange for new finance lease liabilities	$4,192	$1,844

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2020 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2019	$475,271	$(6,870)	$298,579	$—	$766,980
Impairment charges	—	(283,600)	—	(16,700)	(300,300)
NRC Merger purchase price allocation adjustment	575	—	446	—	1,021
Impact Environmental acquisition	—	—	300	—	300
Foreign currency translation	(1,368)	—	(602)	—	(1,970)
Balance at March 31, 2020	$474,478	$(290,470)	$298,723	$(16,700)	$466,031

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of March 31, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $25.8 million and $1.6 million, respectively.

Our EWDS reporting unit, a component of our Environmental Services segment, provides energy-related services including solid and liquid waste treatment and disposal, equipment cleaning and maintenance, specialty equipment rental, spill containment and site remediation for a full complement of oil and gas waste streams, predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basins in Texas. Our International reporting unit, a component of our Field & Industrial Services segment, provides industrial and emergency response services to the offshore oil and gas sector in the North Sea and land-based industries across the EMEA region. Both our EWDS and International reporting units are dependent on energy-related exploration and production investments and expenditures by our energy industry customers. Lower crude oil prices and the volatility of such prices affect the level of investment as it impacts the ability of energy companies to access capital on economically advantageous terms or at all. In addition, energy companies decrease investments when the projected profits are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending negatively impact energy waste generation and therefore the demand for our services. Recent volatility and historically low oil prices have adversely impacted customers of our EWDS reporting unit and our International reporting unit, negatively affecting demand for our services.

The principal factors contributing to the goodwill impairment charges for both the EWDS and International reporting units related to historically-low energy commodity prices reducing anticipated energy-related exploration and production investments and expenditures by our energy industry customers, which negatively impacted each reporting unit’s prospective cash flows and each reporting unit's estimated fair value. A longer-than-expected recovery in crude oil pricing and energy-related exploration and production investments became evident during the first quarter of 2020 as we assessed the projected impact of the COVID-19 pandemic and foreign oil production increases on the global demand for oil and updated the long-term projections for each reporting unit which, as a result, decreased each reporting unit’s anticipated future cash flows as compared to those estimated previously.

The EWDS and International reporting units were acquired as part of the NRC Merger on November 1, 2019. As part of the preliminary purchase price allocation, the assets and liabilities of NRC were recorded at their preliminary fair value with the purchase price in excess of net fair value recorded as goodwill.  Goodwill was allocated to the reporting units based on the relative preliminary fair value of each reporting unit to the total fair value of NRC.

Consistent with our annual impairment testing methodology, we utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each of the reporting units for the Interim Assessment. The income approach is based on the estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to each reporting unit.

Assessing impairment inherently involves management judgments as to the assumptions used to calculate fair value of the reporting units and the impact of market conditions on those assumptions. The key inputs that management uses in its assumptions to estimate the fair value of our reporting units under the income-based approach are as follows:

●	Projected cash flows of the reporting unit, with consideration given to projected revenues, operating margins and the levels of capital investment required to generate the corresponding revenues; and
●	Weighted average cost of capital (“WACC”), the risk-adjusted rate used to discount the projected cash flows.

To develop the projected cash flows of our reporting units, management considers factors that may impact the revenue streams within each reporting unit.  These factors include, but are not limited to, economic conditions on both a global scale and specifically in the regions in which the reporting units operate, customer relationships, strategic plans and opportunities, required returns on invested capital and competition from other service providers. With regard to operating margins, management considers its historical reporting unit operating margins on the revenue streams within each reporting unit, adjusting historical margins for the projected impact of current market trends on both fixed and variable costs.

Expected future after-tax operating cash flows of each reporting unit are discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions regarding future operating performance including the projected mix of revenue streams within each reporting unit, projected operating margins, the amount and timing of capital investments and the overall probability of achieving the projected cash flows, as well as future economic conditions, which may result in actual future cash flows that are different than management’s estimates. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in estimating the present value of future cash flows, is based on estimates of the WACC of market participants relative to the reporting units. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. The rapid and sustained decline in the energy markets served by our EWDS and International reporting units, exacerbated by the uncertainty surrounding the impact of the COVID-19 pandemic and foreign oil production increases, has inherently increased the risk associated with the future cash flows of these reporting units.  Accordingly, when performing the Interim Assessment, we increased the discount rates and decreased the projected capital investment for each reporting unit compared to the assumptions used in the initial fair value assessment in connection with the NRC Merger on November 1, 2019. We believe these changes are reflective of market participant inputs in consideration of the current economic uncertainty.

We also considered the estimated fair value of our EWDS and International reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to reporting unit revenues and operating earnings. The lack of a broad base of publicly available market data specific to the industry in which we operate, combined with the general market volatility attributable to the COVID-19 pandemic, results in a wide range of currently observable market multiples. Accordingly, we applied less weight to the estimated fair value of our reporting units calculated under the market-based approach (10%) compared to the income approach (90%) described above.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the Interim Assessment are consistent with those that a market participant would use based on the events described above and are reflective of the current market assessment of the fair value of our EWDS and International reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the Interim Assessment were reasonable and consistent with the current economic uncertainty, both in general and specific to the energy markets served by our EWDS and International reporting units.

As of March 31, 2020, the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 for additional information on the preliminary nature of the NRC Merger purchase price allocation.

Intangible assets, net consisted of the following:

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$172,668	$(19,239)	$153,429	$174,339	$(18,707)	$155,632
Customer relationships	333,152	(41,781)	291,371	333,090	(35,254)	297,836
Technology - formulae and processes	6,421	(1,907)	4,514	6,964	(2,013)	4,951
Customer backlog	3,652	(2,113)	1,539	3,652	(2,022)	1,630
Tradename	10,390	(5,644)	4,746	10,390	(4,832)	5,558
Developed software	2,874	(1,936)	938	2,895	(1,884)	1,011
Non-compete agreements	5,506	(2,372)	3,134	5,455	(1,694)	3,761
Internet domain and website	536	(163)	373	536	(156)	380
Database	382	(191)	191	388	(191)	197
Total amortizing intangible assets	535,581	(75,346)	460,235	537,709	(66,753)	470,956
Non-amortizing intangible assets:
Permits and licenses	103,769	—	103,769	103,816	—	103,816
Tradename	120	—	120	130	—	130
Total intangible assets	$639,470	$(75,346)	$564,124	$641,655	$(66,753)	$574,902

In connection with the interim goodwill impairment assessment of the EWDS and International reporting units, we also assessed the reporting units’ finite-lived tangible and intangible assets for impairment as of March 31, 2020. Based on the results of the assessment, the carrying amounts of the finite-lived tangible and intangible assets did not exceed the estimated undiscounted cash flows of the asset groups and, as a result, no impairment charges were recorded in the first quarter of 2020.

During the three months ended March 31, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended March 31, 2020 and 2019 was $9.4 million and $2.8 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2020	2019
Revolving credit facility	$417,396	$327,000
Term loan	448,875	450,000
Unamortized term loan discount and debt issuance costs	(7,514)	(7,799)
Total debt	858,757	769,201
Current portion of long-term debt and Short-term borrowings	(3,754)	(3,359)
Long-term debt	$855,003	$765,842

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the Credit Agreement was amended in November 2019 in connection with the NRC Merger.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or the London Inter-Bank Offered Rate (“LIBOR”), at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement), as set forth in the table below:

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

During the three months ended March 31, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.96%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2020, there were $417.4 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2020, there were $396,000 in borrowings outstanding subject to the Sweep Arrangement.

As of March 31, 2020, the availability under the Revolving Credit Facility was $75.9 million with $6.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 4.39%.

At March 31, 2020, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remains probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date will be amortized as additional interest expense over its original maturity.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2020
Closure and post-closure obligations, beginning of period	$86,383
Accretion expense	1,266
Payments	(418)
Foreign currency translation	(135)
Closure and post-closure obligations, end of period	87,096
Less current portion	(2,704)
Long-term portion	$84,392

NOTE 13.   INCOME TAXES

Our effective tax rate for the three months ended March 31, 2020 was 0.1%, down from 27.4% for the three months ended March 31, 2019. This decrease was primarily due to non-deductible goodwill impairment charges as well as lower domestic earnings resulting in a year to date tax benefit offset by foreign earnings tax expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $8.4 million and $8.3 million as of March 31, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $300,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The remaining $8.1 million is related to the acquired NRC net operating losses and is recorded as a reduction to our net operating losses deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as interest expense and selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of March 31, 2020 and December 31, 2019 were not significant. There is no accrual for penalties.

The Company files income tax returns in the United States and various state, local and foreign jurisdictions. The Company is subject to examination by the IRS for tax years 2016 through 2019. The 2014 through 2019 state tax returns are subject to examination by state tax authorities. US Ecology Sarnia is currently under examination by the Canadian Revenue Agency for the pre-acquisition years 2016 and 2017.  The tax years 2015 through 2019 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

NOTE 14.   EARNINGS (LOSS) PER SHARE

	Three Months Ended March 31,
	2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net (loss) income	$(298,086)	$(298,086)	$8,043	$8,043
Weighted average basic shares outstanding	31,305	31,305	21,987	21,987

Dilutive effect of share-based awards and warrants		—		210
Weighted average diluted shares outstanding		31,305		22,197

(Loss) earnings per share	$(9.52)	$(9.52)	$0.37	$0.36
Anti-dilutive shares excluded from calculation		4,131		79

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the three months ended March 31, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

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

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2020, 540,801 shares of common stock remain available for grant under the Omnibus Plan.

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

PSUs, RSUs and Restricted Stock

On January 24, 2020, the Company granted 5,358 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The actual number of PSUs that will vest and be settled in shares is determined based on the achievement of certain milestones. The fair value of the PSUs estimated on the grant date was $54.55 per unit. Compensation expense is recorded over the awards’ milestone measurement period.

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2020 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2019	42,711	$61.11	64,654	$55.62	131,199	$59.05
Granted	5,358	54.55	30,000	57.04	108,540	32.91
Vested	(11,500)	62.45	(34,688)	52.43	(41,364)	55.26
Cancelled, expired or forfeited	—	—	—	—	(8,966)	60.15
Outstanding as of March 31, 2020	36,569	$59.73	59,966	$58.18	189,409	$44.85

During the three months ended March 31, 2020, 11,500 PSUs vested and PSU holders earned 6,797 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2020 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2019	293,588	$48.23
Granted	67,900	57.04
Exercised	(4,880)	43.13
Cancelled, expired or forfeited	(5,415)	42.43
Outstanding as of March 31, 2020	351,193	$50.10
Exercisable as of March 31, 2020	240,763	$46.52

During the three months ended March 31, 2020, option holders tendered 3,738 options in connection with options exercised via net share settlement.

Treasury Stock

During the three months ended March 31, 2020, the Company repurchased 17,169 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $57.91 per share and repurchased 397,600 shares of the Company’s common stock under our stock repurchase program at an average cost of $43.61 per share.

Dividends

The Company paid dividends of $0.18 per common share during each of the three months ended March 31, 2020 and 2019. On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020.

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

In December 2010, National Response Corporation, a subsidiary of NRC acquired by the Company in the NRC Merger, was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP Deepwater Horizon (“BP”) oil rig, filed in the U.S. District Court for the Eastern District of Louisiana (“In re Deepwater Horizon” or the “MDL”). The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company has advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and has moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and BP was granted 30 days to appeal the ruling. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The Company believes that Mr. Sullivan’s claims lack merit. A mediation is scheduled for August 3, 2020.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We have not otherwise been named as a defendant in any action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company recognized insurance recoveries of $462,000 for the three months ended March 31, 2020, related to expenses incurred to continue limited operations at the facility.

Other than as described above, during the period covered by this Quarterly Report on Form 10-Q, we have not been a party to any material legal proceedings.

NOTE 17.   OPERATING SEGMENTS

Financial Information by Segment

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of specialty material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned landfill, wastewater, deep-well injection and other treatment facilities.

Field & Industrial Services - This segment provides specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites, both domestic and international. Specialty field services include standby services, emergency response, industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, and other services. Total waste management services include on-site management, waste characterization, transportation and disposal of non- hazardous and hazardous waste.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$126,745	$113,975	$—	$240,720
Depreciation, amortization and accretion	$16,042	$12,015	$628	$28,685
Capital expenditures	$11,532	$5,289	$2,310	$19,131
Total assets	$997,271	$878,774	$102,594	$1,978,639

	Three Months Ended March 31, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$92,332	$38,705	$—	$131,037
Depreciation, amortization and accretion	$9,625	$2,132	$304	$12,061
Capital expenditures	$6,712	$178	$333	$7,223
Total assets	$703,453	$161,299	$68,580	$933,332

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. In 2019, we updated our Adjusted EBITDA definition to include adjustments for business development and integration expenses and gain on property insurance recoveries. Throughout this Quarterly Report on Form 10-Q, our Adjusted EBITDA results for all periods presented have been recast to reflect these adjustments. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2020	2019
Net (loss) income	$(298,086)	$8,043
Income tax (benefit) expense	(263)	3,041
Interest expense	9,310	4,030
Interest income	(89)	(207)
Foreign currency (gain) loss	(937)	139
Other income	(171)	(110)
Property and equipment impairment charges	—	25
Goodwill impairment charges	300,300	—
Depreciation and amortization of plant and equipment	17,978	8,125
Amortization of intangible assets	9,441	2,811
Share-based compensation	1,564	1,222
Accretion and non-cash adjustment of closure & post-closure liabilities	1,266	1,125
Gain on property insurance recoveries	—	(4,653)
Business development and integration expenses	2,907	141
Adjusted EBITDA	$43,220	$23,732

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2020	2019
Environmental Services	$46,124	$35,260
Field & Industrial Services	14,478	2,554
Corporate	(17,382)	(14,082)
Total	$43,220	$23,732

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2020	2019
United States	$946,125	$954,102
Canada	64,383	70,691
EMEA	22,940	23,587
Other (1)	16,001	5,290
Total long-lived assets	$1,049,449	$1,053,670
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 11, 2020

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

We have a network of fixed facilities and service centers operating primarily in the United States, Canada, the United Kingdom and Mexico. Our fixed facilities include five RCRA subtitle C hazardous waste landfills, three landfills serving waste streams regulated by the RRC and one LLRW landfill. We also have various other treatment, storage and disposal facilities (“TSDF”) located throughout the United States. These facilities generate revenue from fees charged to transport, recycle, treat and dispose of waste and to perform various field and industrial services for our customers.

Our operations are managed in two reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Environmental Services - This segment provides a broad range of specialty material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company owned or operated landfill, wastewater, deep-well injection and other treatment facilities.

Field & Industrial Services - This segment provides specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites, both domestic and international. Specialty field services include standby services, emergency response, industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, and other services. Total waste management services include on-site management, waste characterization, transportation and disposal of non- hazardous and hazardous waste.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Environmental Services segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes.

The composition of Environmental Services segment T&D revenues by waste generator industry for the three months ended March 31, 2020 and 2019 were as follows:

	% of Treatment and Disposal Revenue (1)(2) for the
	Three Months Ended March 31,
Generator Industry	2020	2019
Chemical Manufacturing	20%	17%
Metal Manufacturing	16%	16%
Broker / TSDF	13%	15%
General Manufacturing	12%	12%
Government	7%	7%
Refining	6%	10%
Transportation	6%	4%
Utilities	3%	3%
Waste Management & Remediation	3%	1%
Mining, Exploration and Production	2%	2%
Other (3)	12%	13%
(1)	Excludes all transportation service revenue.
(2)	Excludes NRC which was acquired on November 1, 2019.
(3)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended March 31, 2020, Base Business revenue, excluding NRC, increased 5% compared to the three months ended March 31, 2019. For the three months ended March 31, 2020, approximately 75% of our total T&D revenue, excluding NRC, was derived from our Base Business, down from 85% for the three months ended March 31, 2019. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2020, approximately 25% of our total T&D revenue, excluding NRC, was derived from Event Business projects, up from 15% for the three months ended March 31, 2019. For the three months ended March 31, 2020, Event Business revenue, excluding NRC, increased 102% compared to the three months ended March 31, 2019. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic began to affect our business in the three months ended March 31, 2020.  Our core environmental services business has not been significantly impacted by the pandemic as of the date of this Quarterly Report on Form 10-Q. However, the impact of the temporary closure and staff reductions by industrial facilities have yet to be fully assessed. However, we currently expect lower waste volumes resulting from these closures commencing with the second quarter of 2020 and continuing until industrial facilities resume production. The Company’s services-based business is expected to remain stable and has shown growth as a result of our small quantity generation services and our emergency response business that has seen an uptick in COVID-19 decontamination services.  However, we have also experienced, and expect to continue to experience, delays and deferments in industrial cleaning services and some of our field services as our customers limit on site visitation and delay noncritical services based on business conditions.

Our energy waste disposal services business has been and will likely continue to be adversely impacted as energy companies reduce capital expenditures as a result of downward pressure on oil, natural gas and natural gas liquid (“NGL”) prices, which have been exacerbated during the COVID-19 pandemic. Since the beginning of 2020, oil prices have moved downward due in part to concerns about the COVID-19 pandemic and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of the Organization of Petroleum Exporting Countries (“OPEC”). This oversupply of oil, compounded by a global shortage of oil storage capacity, has driven oil prices to historic lows. While OPEC agreed in April 2020 to cut production, downward pressure on prices has continued and could continue for the foreseeable future. As a result, customers in the upstream oil and gas exploration industry and some downstream refineries in the energy sector have reduced capital expenditures, which has adversely affected the demand for our energy waste disposal services.

We have taken, and are continuing to take, proactive steps to manage any disruption or potential disruption to our business caused by the COVID-19 pandemic. On March 31, 2020, for example, the Company announced certain cost-saving measures including, but not limited to:

●	Cost control initiatives expected to generate approximately $15 million to $20 million of annual savings;
●	Reductions to planned 2020 capital spending by approximately 30%, which are expected to save up to $30 million in cash; and
●	Suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020, to preserve free cash flow and enhance liquidity.

We expect that the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Part II, Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q including, “The COVID-19 pandemic and resulting adverse economic conditions will likely have a negative impact on our business, financial condition and results of operations.”

GOODWILL IMPAIRMENT CHARGES

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of March 31, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $25.8 million and $1.6 million, respectively.

Our EWDS reporting unit, a component of our Environmental Services segment, provides energy-related services including solid and liquid waste treatment and disposal, equipment cleaning and maintenance, specialty equipment rental, spill containment and site remediation for a full complement of oil and gas waste streams, predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basins in Texas. Our International reporting unit, a component of our Field & Industrial Services segment, provides industrial and emergency response services to the offshore oil and gas sector in the North Sea and land-based industries across the Europe, Middle East and Africa (“EMEA”) region. Both our EWDS and International reporting units are dependent on energy-related exploration and production investments and expenditures by our energy industry customers. Lower crude oil prices and the volatility of such prices affect the level of investment as it impacts the ability of energy companies to access capital on economically advantageous terms or at all. In addition, energy companies decrease investments when the projected profits are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending negatively impact energy waste generation and therefore the demand for our services. Recent volatility and historically low oil prices have adversely impacted customers of our EWDS reporting unit and our International reporting unit, negatively affecting demand for our services.

The principal factors contributing to the goodwill impairment charges for both the EWDS and International reporting units related to historically-low energy commodity prices reducing anticipated energy-related exploration and production investments and expenditures by our energy industry customers, which negatively impacted each reporting unit’s prospective cash flows and each reporting unit's estimated fair value. A longer-than-expected recovery in crude oil pricing and energy-related exploration and production investments became evident during the first quarter of 2020 as we assessed the projected impact of the COVID-19 pandemic and foreign oil production increases on the global demand for oil and updated the long-term projections for each reporting unit which, as a result, decreased each reporting unit’s anticipated future cash flows as compared to those estimated previously.

The EWDS and International reporting units were acquired as part of the NRC Merger on November 1, 2019. As part of the preliminary purchase price allocation, the assets and liabilities of NRC were recorded at their preliminary fair value with the purchase price in excess of net fair value recorded as goodwill.  Goodwill was allocated to the reporting units based on the relative preliminary fair value of each reporting unit to the total fair value of NRC.

Consistent with our annual impairment testing methodology, we utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each of the reporting units for the Interim Assessment. The income approach is based on the estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to each reporting unit.

Assessing impairment inherently involves management judgments as to the assumptions used to calculate fair value of the reporting units and the impact of market conditions on those assumptions. The key inputs that management uses in its assumptions to estimate the fair value of our reporting units under the income-based approach are as follows:

●	Projected cash flows of the reporting unit, with consideration given to projected revenues, operating margins and the levels of capital investment required to generate the corresponding revenues; and

●	Weighted average cost of capital (“WACC”), the risk-adjusted rate used to discount the projected cash flows.

To develop the projected cash flows of our reporting units, management considers factors that may impact the revenue streams within each reporting unit.  These factors include, but are not limited to, economic conditions on both a global scale and specifically in the regions in which the reporting units operate, customer relationships, strategic plans and opportunities, required returns on invested capital and competition from other service providers. With regard to operating margins, management considers its historical reporting unit operating margins on the revenue streams within each reporting unit, adjusting historical margins for the projected impact of current market trends on both fixed and variable costs.

Expected future after-tax operating cash flows of each reporting unit are discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions regarding future operating performance including the projected mix of revenue streams within each reporting unit, projected operating margins, the amount and timing of capital investments and the overall probability of achieving the projected cash flows, as well as future economic conditions, which may result in actual future cash flows that are different than management’s estimates. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in estimating the present value of future cash flows, is based on estimates of the WACC of market participants relative to the reporting units. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC. The rapid and sustained decline in the energy markets served by our EWDS and International reporting units, exacerbated by the uncertainty surrounding the impact of the COVID-19 pandemic and foreign oil production increases, has inherently increased the risk associated with the future cash flows of these reporting units.  Accordingly, when performing the Interim Assessment, we increased the discount rates and decreased the projected capital investment for each reporting unit compared to the assumptions used in the initial fair value assessment in connection with the NRC Merger on November 1, 2019. We believe these changes are reflective of market participant inputs in consideration of the current economic uncertainty.

We also considered the estimated fair value of our EWDS and International reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to reporting unit revenues and operating earnings. The lack of a broad base of publicly available market data specific to the industry in which we operate, combined with the general market volatility attributable to the COVID-19 pandemic, results in a wide range of currently observable market multiples. Accordingly, we applied less weight to the estimated fair value of our reporting units calculated under the market-based approach (10%) compared to the income approach (90%) described above.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the Interim Assessment are consistent with those that a market participant would use based on the events described above and are reflective of the current market assessment of the fair value of our EWDS and International reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the Interim Assessment were reasonable and consistent with the current economic uncertainty, both in general and specific to the energy markets served by our EWDS and International reporting units.

As of March 31, 2020, the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the preliminary nature of the NRC Merger purchase price allocation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THREE MONTHS ENDED MARCH 31, 2019

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2020 vs. 2019
$s in thousands	2020	%	2019	%	$ Change	% Change
Revenue
Environmental Services	$126,745	53%	$92,332	70%	$34,413	37%
Field & Industrial Services	113,975	47%	38,705	30%	75,270	194%
Total	$240,720	100%	$131,037	100%	$109,683	84%
Gross Profit
Environmental Services	$44,106	35%	$31,556	34%	$12,550	40%
Field & Industrial Services	17,016	15%	3,685	10%	13,331	362%
Total	$61,122	25%	$35,241	27%	$25,881	73%
Selling, General & Administrative Expenses
Environmental Services	$14,235	11%	$1,406	2%	$12,829	912%
Field & Industrial Services	14,683	13%	3,385	9%	11,298	334%
Corporate	22,140	n/m	15,514	n/m	6,626	43%
Total	$51,058	21%	$20,305	15%	$30,753	151%
Adjusted EBITDA
Environmental Services	$46,124	36%	$35,260	38%	$10,864	31%
Field & Industrial Services	14,478	13%	2,554	7%	11,924	467%
Corporate	(17,382)	n/m	(14,082)	n/m	(3,300)	23%
Total	$43,220	18%	$23,732	18%	$19,488	82%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. In 2019, we updated our Adjusted EBITDA definition to include adjustments for business development and integration expenses and gain on property insurance recoveries. Throughout this Quarterly Report on Form 10-Q, our Adjusted EBITDA results for all periods presented have been recast to reflect these adjustments. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		2020 vs. 2019
$s in thousands	2020	2019	$ Change	% Change
Net (loss) income	$(298,086)	$8,043	$(306,129)	(3,806)%
Income tax (benefit) expense	(263)	3,041	(3,304)	(109)%
Interest expense	9,310	4,030	5,280	131%
Interest income	(89)	(207)	118	(57)%
Foreign currency (gain) loss	(937)	139	(1,076)	(774)%
Other income	(171)	(110)	(61)	55%
Property and equipment impairment charges	—	25	(25)	(100)%
Goodwill impairment charges	300,300	—	300,300	n/m
Depreciation and amortization of plant and equipment	17,978	8,125	9,853	121%
Amortization of intangible assets	9,441	2,811	6,630	236%
Share-based compensation	1,564	1,222	342	28%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,266	1,125	141	13%
Gain on property insurance recoveries	—	(4,653)	4,653	(100)%
Business development and integration expenses	2,907	141	2,766	1,962%
Adjusted EBITDA	$43,220	$23,732	$19,488	82%

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

Revenue

Total revenue increased 84% to $240.7 million for the first quarter of 2020 compared with $131.0 million for the first quarter of 2019. The acquired NRC operations contributed $86.6 million of total revenue for the first quarter of 2020. Excluding NRC operations, total revenue increased 18% to $154.1 million for the first quarter of 2020, compared with $131.0 million for the first quarter of 2019.

Environmental Services

Environmental Services segment revenue increased 37% to $126.7 million for the first quarter of 2020, compared to $92.3 million for the first quarter of 2019. The acquired NRC operations contributed $16.8 million of segment revenue for the first quarter of 2020. Excluding NRC operations, segment revenue increased 19% to $109.9 million for the first quarter of 2020, compared with $92.3 million for the first quarter of 2019. T&D revenue (excluding NRC) increased 17% compared to the first quarter of 2019, primarily as a result of a 5% increase in Base Business revenue and a 102% increase in project-based Event Business revenue. Transportation and logistics service revenue (excluding NRC) increased 32% compared to the first quarter of 2019, reflecting more Event Business projects utilizing the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities (excluding NRC) increased 18% for the first quarter of 2020 compared to the first quarter of 2019.  Tons of waste disposed of or processed at our landfills (excluding NRC) increased 24% for the first quarter of 2020 compared to the first quarter of 2019.

T&D revenue (excluding NRC) from recurring Base Business waste generators increased 5% for the first quarter of 2020 compared to the first quarter of 2019 and comprised 75% of total T&D revenue for the first quarter of 2020. Comparing the first quarter of 2020 to the first quarter of 2019, increases in Base Business T&D revenue from the chemical manufacturing, Other, general manufacturing, broker/TSDF and metal manufacturing industry groups were partially offset by a decrease in Base Business T&D revenue from the refining industry group.

T&D revenue (excluding NRC) from Event Business waste generators increased 102% for the first quarter of 2020 compared to the first quarter of 2019 and comprised 25% of total T&D revenue for the first quarter of 2020. Comparing the first quarter of 2020 to the first quarter of 2019, increases in Event Business T&D revenue from the chemical manufacturing, metal manufacturing, transportation, waste management & remediation and government industry groups were partially offset by decreases in Event Business T&D revenue from the refining and mining, exploration & production industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth (excluding NRC), within the Environmental Services segment, by generator industry for the first quarter of 2020 as compared to the first quarter of 2019:

Treatment and Disposal Revenue Growth
Three Months Ended March 31, 2020 vs.
Three Months Ended March 31, 2019
Waste Management & Remediation	158%
Transportation	74%
Chemical Manufacturing	46%
Government	26%
Metal Manufacturing	24%
General Manufacturing	16%
Utilities	6%
Broker / TSDF	6%
Other	6%
Mining, Exploration & Production	-18%
Refining	-26%

Field & Industrial Services

Field & Industrial Services segment revenue increased 194% to $114.0 million for the first quarter of 2020 compared with $38.7 million for the first quarter of 2019. The acquired NRC operations contributed $69.8 million of segment revenue for the first quarter of 2020. Excluding NRC operations, segment revenue increased 14% to $44.2 million for the first quarter of 2020, compared with $38.7 million for the first quarter of 2019 The increase in Field & Industrial Services segment revenue (excluding NRC) is primarily attributable to higher revenues from our Remediation and Small Quantity Generation business lines, partially offset by lower revenues from our Industrial Services and Transportation and Logistics business lines.

Gross Profit

Total gross profit increased 73% to $61.1 million for the first quarter of 2020, up from $35.2 million for the first quarter of 2019. Total gross margin was 25% for the first quarter of 2020 compared with 27% for the first quarter of 2019. The acquired NRC operations contributed $16.4 million of total gross profit for the first quarter of 2020. Excluding NRC operations, total gross profit increased 27% to $44.7 million for the first quarter of 2020, compared with $35.2 million for the first quarter of 2019. Excluding NRC operations, total gross margin was 29% for the first quarter of 2020 compared with 27% for the first quarter of 2019.

Environmental Services

Environmental Services segment gross profit increased 40% to $44.1 million for the first quarter of 2020, up from $31.6 million for the first quarter of 2019. Total segment gross margin for the first quarter of 2020 was 35% compared with 34% for the first quarter of 2019. The acquired NRC operations contributed $4.7 million of segment gross profit for the first quarter of 2020. Excluding NRC operations, segment gross profit increased 25% to $39.4 million for the first quarter of 2020, compared with $31.6 million for the first quarter of 2019. Excluding NRC operations, segment gross margin was 36% for the first quarter of 2020 compared with 34% for the first quarter of 2019. T&D gross margin (excluding NRC) was 42% for the first quarter of 2020 compared with 39% for the first quarter of 2019, primarily reflecting a more favorable service mix and recovery at our Grand View, Idaho facility.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 362% to $17.0 million for the first quarter of 2020, up from $3.7 million for the first quarter of 2019. Total segment gross margin was 15% for the first quarter of 2020 compared with 10% for the first quarter of 2019. The acquired NRC operations contributed $11.7 million of segment gross profit for the first quarter of 2020. Excluding NRC operations, segment gross profit increased 44% to $5.3 million for the first quarter of 2020, compared with $3.7 million for the first quarter of 2019. Excluding NRC operations, segment gross margin was 12% for the first quarter of 2020 compared with 10% for the first quarter of 2019, primarily reflecting a more favorable service mix.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $51.1 million, or 21% of total revenue, for the first quarter of 2020, up from $20.3 million, or 15% of total revenue, for the first quarter of 2019. The acquired NRC operations contributed $20.2 million of SG&A for the first quarter of 2020. Excluding NRC operations, total SG&A increased to $30.9 million, or 20% of total revenue, for the first quarter of 2020 compared with $20.3 million, or 15% of total revenue, for the first quarter of 2019.

Environmental Services

Environmental Services segment SG&A increased 912% to $14.2 million, or 11% of segment revenue, for the first quarter of 2020 compared with $1.4 million, or 2% of segment revenue, for the first quarter of 2019. The acquired NRC operations contributed $6.6 million of segment SG&A for the first quarter of 2020. Excluding NRC operations, segment SG&A increased to $7.6 million, or 7% of segment revenue, for the first quarter of 2020 compared with $1.4 million, or 2% of segment revenue, for the first quarter of 2019. The increase in Environmental Services segment SG&A (excluding NRC) is primarily attributable to property insurance recoveries of $4.7 million recognized in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018 and higher insurance costs in the first quarter of 2020 compared to the first quarter of 2019.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 334% to $14.7 million, or 13% of segment revenue, for the first quarter of 2020 compared with $3.4 million, or 9% of segment revenue, for the first quarter of 2019. The acquired NRC operations contributed $10.5 million of segment SG&A for the first quarter of 2020. Excluding NRC operations, segment SG&A increased to $4.2 million, or 9% of segment revenue, for the first quarter of 2020 compared with $3.4 million, or 9% of segment revenue, for the first quarter of 2019. The increase in Field & Industrial Services segment SG&A (excluding NRC) primarily reflects higher labor costs, lower gains on disposals of assets, and higher intangible asset amortization expense in the first quarter of 2020 compared to the first quarter of 2019.

Corporate

Corporate SG&A increased to $22.1 million, or 9% of total revenue, for the first quarter of 2020 compared with $15.5 million, or 12% of total revenue, for the first quarter of 2019. The acquired NRC operations contributed $3.0 million of Corporate SG&A for the first quarter of 2020. Excluding NRC operations, Corporate SG&A increased to $19.1 million, or 12% of total revenue, for the first quarter of 2020 compared with $15.5 million, or 12% of total revenue, for the first quarter of 2019. The increase in Corporate SG&A (excluding NRC) primarily reflects higher business development and integration expenses related to the NRC Merger, higher employee labor and benefits costs and higher information technology related expenses, partially offset by lower professional services expenses in the first quarter of 2020 compared to the first quarter of 2019.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first quarter of 2020 was 0.1%, compared with 27.4% for the first quarter of 2019. This decrease was primarily due to non-deductible goodwill impairment charges as well as lower domestic earnings resulting in a year to date tax benefit partially offset by foreign earnings tax expense during the first quarter of 2020 compared to the first quarter of 2019.

Interest expense

Interest expense was $9.3 million for the first quarter of 2020 compared with $4.0 million for the first quarter of 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger in the fourth quarter of 2019, as well as higher borrowings on our Revolving Credit Facility primarily used to fund share repurchases in the first quarter of 2020.

Foreign currency gain (loss)

We recognized a $937,000 foreign currency gain for the first quarter of 2020 compared with a $139,000 foreign currency loss for the first quarter of 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2020, we had $29.2 million of intercompany loans subject to currency revaluation.

Other income

Other income was $171,000 for the first quarter of 2020 compared with other income of $110,000 million for the first quarter of 2019.

Goodwill impairment charges

As previously discussed, we performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million in the first quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 121% to $18.0 million for the first quarter of 2020 compared with $8.1 million for the first quarter of 2019. The acquired NRC operations contributed $8.7 million of depreciation and amortization expense for the first quarter of 2020. Excluding NRC operations, depreciation and amortization expense was $9.3 million for the first quarter of 2020 compared with $8.1 million for the first quarter of 2019, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service subsequent to the first quarter of 2019.

Amortization of intangible assets

Intangible assets amortization expense increased 236% to $9.4 million for the first quarter of 2020 compared with $2.8 million for the first quarter of 2019. The acquired NRC operations contributed $6.4 million of intangible assets amortization expense for the first quarter of 2020. Excluding NRC operations, intangible assets amortization expense was $3.0 million for the first quarter of 2020 compared with $2.8 million for the first quarter of 2019, primarily reflecting additional amortization of intangible assets recorded as a result of US Ecology Sarnia and Impact Environmental Services, Inc. acquisitions.

Share-based compensation

Share-based compensation expense increased 28% to $1.6 million for the first quarter of 2020, compared with $1.2 million for the first quarter of 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 13% to $1.3 million for the first quarter of 2020, compared with $1.1 million for the first quarter of 2019.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $4.7 million in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses increased to $2.9 million in the first quarter of 2020, compared to $141,000 in the first quarter of 2019, primarily attributable to post-NRC Merger integration expenses incurred in the first quarter of 2020.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating the impact of the COVID-19 pandemic on our financial condition and liquidity. Although the situation is fluid and highly uncertain, we have analyzed a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities. On March 31, 2020, for example, the Company announced certain cost-saving measures including, but not limited to, cost control initiatives, expected to generate between $15 million to $20 million of annual savings; a reduction to planned 2020 capital spending of approximately 30%, expected to save up to $30 million in cash; and suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020, to preserve free cash flow and enhance liquidity. We also plan to take advantage of the provision of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, allowing for the deferral of the payment of the employer portion of payroll tax withholdings, which is expected to yield up to $8 million of additional cash savings in 2020. We are committed to protecting our workforce, managing through lower business activity by redeploying team members to other business lines, reducing hours and taking advantage of furlough programs that enable the Company to better align personnel costs with customer activity levels.

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2020, we had $109.8 million in unrestricted cash and cash equivalents immediately available and $75.9 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future, and that the cost-saving measures described above have strengthened our ability to withstand the adverse impact of the COVID-19 pandemic. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required.

Operating Activities

For the three months ended March 31, 2020, net cash provided by operating activities was $29.3 million. This primarily reflects net loss of $298.1 million, non-cash goodwill impairment charges of $300.3 million, non-cash depreciation, amortization and accretion of $28.7 million, a decrease in accounts receivable of $13.5 million and an increase in deferred revenue of $7.1 million, partially offset by a decrease in accounts payable and accrued liabilities of $13.6 million and a decrease in accrued salaries and benefits of $7.4 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services.  The increase in deferred revenue is primarily attributable to annual invoicing of retainer-based services which will be recognized over the course of the year as services are performed.  The decrease in accrued salaries and benefits is primarily attributable to the payment of accrued employee-incentive compensation related to fiscal 2019 financial performance.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 84 days as of March 31, 2020, compared to 84 days as of December 31, 2019 and 78 days as of March 31, 2019.

For the three months ended March 31, 2019, net cash provided by operating activities was $18.5 million. This primarily reflects net income of $8.0 million, non-cash depreciation, amortization and accretion of $12.1 million, a decrease in accounts receivable of $16.6 million and deferred incomes taxes of $2.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $11.9 million, a $4.7 million gain on insurance proceeds from damaged property and equipment, a decrease in accrued salaries and benefits of $3.4 million and an increase in income taxes receivable of $1.5 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in receivables is primarily attributable to the timing of customer payments. Changes in deferred income taxes are primarily attributable to deferred tax gains resulting from involuntary conversions related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The decrease in accounts payable and accrued liabilities is primarily attributable to the timing of payments to vendors for products and services. We recognized property-related insurance recoveries in the first quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first quarter of 2019 for accrued 2018 incentive compensation. The increase in income taxes receivable is primarily attributable to the timing of income tax payments.

Investing Activities

For the three months ended March 31, 2020, net cash used in investing activities was $21.7 million, primarily related to capital expenditures of $19.1 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the three months ended March 31, 2019, net cash used in investing activities was $1.8 million, primarily related to capital expenditures of $7.2 million, partially offset by property insurance proceeds of $5.0 million related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and our Robstown, Texas facilities as well as equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $63.7 million, consisting primarily of $90.0 million in borrowings on our revolving credit facility, partially offset by repurchases of our common stock of $18.3 million and dividend payments to our stockholders of $5.7 million.

For the three months ended March 31, 2019, net cash used in financing activities was $33.0 million, consisting primarily of $30.0 million in payments on our revolving credit facility, dividend payments to our stockholders of $4.0 million and net short-term borrowings under our Sweep Arrangement of $2.1 million.

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

During the three months ended March 31, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.96%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2020.

Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2020, there were $417.4 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2020, there were $396,000 in borrowings outstanding subject to the Sweep Arrangement.

As of March 31, 2020, the availability under the Revolving Credit Facility was $75.9 million with $6.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 4.39%.

For additional information see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021.  For more information, see Note 10 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2020. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2020, $59.5 million of cash equivalents was invested in money market accounts and $5.2 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

On March 6, 2020, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 0.832% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $500.0 million.

As of March 31, 2020, there were $417.4 million of Revolving Credit Facility loans and $448.9 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness of $866.3 million under the Credit Agreement at March 31, 2020 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $3.8 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the three months ended March 31, 2020, we recorded approximately $19.9 million, or 8%, of our revenue in Canada, $5.2 million, or 2%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2020, we had $29.2 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2020, the CAD weakened as compared to the USD resulting in a $2.5 million non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2020, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2020 would have generated a gain or loss of approximately $292,000 for the three months ended March 31, 2020.

We had a total pre-tax foreign currency gain of $937,000 for the three months ended March 31, 2020. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have not assessed NRC’s, US Ecology Sarnia’s, or Impact Environmental, Inc.’s internal control over financial reporting as of March 31, 2020. NRC’s financial statements constitute approximately 18% of total assets (excluding goodwill and intangible assets), 37% of revenues and $3.7 million of operating loss (excluding goodwill impairment charges) of the consolidated financial statements of the Company as of and for the three months ended March 31, 2020.  US Ecology Sarnia and Impact Environmental, Inc. together constitute less than 1% of totals assets and revenues of the Company on a consolidated basis as of and for the three months ended March 31, 2020.

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

Forward looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for the Company’s services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Such factors may include developments related to the corona virus disease 2019 (“COVID-19”) pandemic, including, but not limited to, the duration and severity of additional measures taken by government authorities and the private sector to limit the spread of COVID-19, the integration of the operations of  NRC Group Holdings Corp. (“NRC”), the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, potential liability in connection with providing oil spill response services and waste disposal services, the effect of existing or future laws and regulations related to greenhouse gases and climate change, the effect of our failure to comply with U.S. or foreign anti-bribery laws, the effect of compliance with laws and regulations, an accident at one of our facilities, incidents arising out of the handling of dangerous substances, our failure to maintain an acceptable safety record, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, the effect of changes in the method of determining LIBOR or the replacement thereto, risks associated with our international operations, the impact of changes to U.S. tariff and import and export regulations, fluctuations in commodity markets related to our business, a change in NRC’s classification as an Oil Spill Removal Organization, cyber security threats, unanticipated changes in tax rules and regulations, the loss of key personnel, a deterioration in our labor relations or labor disputes, our reliance on third-party contractors to provide emergency response services, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets and foreign affairs, our integration of acquired businesses, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, the failure of the warrants to be in the money or their expiration worthless and risks related to our compliance with maritime regulations (including the Jones Act).

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described  in “Item 1A. Risk Factors” in this Quarterly Report and  in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2019 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.       LEGAL PROCEEDINGS

In December 2010, National Response Corporation, a subsidiary of NRC acquired by the Company in the NRC Merger, was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP Deepwater Horizon (“BP”) oil rig, filed in the U.S. District Court for the Eastern District of Louisiana (“In re Deepwater Horizon” or the “MDL”). The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company has advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and has moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and BP was granted 30 days to appeal the ruling. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The Company believes that Mr. Sullivan’s claims lack merit. A mediation is scheduled for August 3, 2020.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We have not otherwise been named as a defendant in any action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

Other than described above, during the period covered by this Quarterly Report on Form 10-Q, we have not been a party to any material legal proceedings.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows, including the risks identified below. Reference is also made to those risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic and resulting adverse economic conditions will likely have a negative impact on our business, financial condition and results of operations.

In December 2019, COVID-19 began spreading around the world. The spread of COVID-19 has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, including, starting in March 2020, the United States. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures, many of which remain in effect on the date of this Quarterly Report on Form 10-Q. The COVID-19 pandemic has also decreased industrial demand for, exacerbated downward pressures on, crude oil and natural gas.

Prolonged unfavorable economic conditions, and any resulting recession or slowed economic growth, may result in lower demand for our services as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations. For example, declines in the price of oil and natural gas have adversely impacted energy companies, which have caused them to reduce capital expenditures, which has and is expected to continue to adversely affect our energy waste disposal business.  In addition, certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may, as a result, adversely impact our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future.  While we cannot predict the ultimate impact of the COVID-19 pandemic, we expect our financial results to be adversely impacted.  We also continue to monitor the disruption in capital markets caused by the COVID-19 pandemic. If conditions further deteriorate and we need to access the capital markets there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

Despite our efforts to manage the effects of the COVID-19 pandemic, their ultimate impact is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as actions taken by governments and private parties to contain its spread and mitigate its public health effects. We do not yet know the full extent of the potential impact to our business or the global economy as a whole, which could be significant. In addition, we cannot predict the impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions. However, any material effect on these parties could adversely impact us.

The COVID-19 pandemic could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, cyber-attacks, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with the pandemic, our operations may be negatively affected. An extended period of remote work arrangements could also increase operational risks, including but not limited to cybersecurity risks, which could impair our ability to manage our business. Refer to “A cybersecurity incident could negatively impact our business and our relationships with customers” risk discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

For similar reasons, the COVID-19 pandemic may similarly adversely impact our suppliers, including the suppliers of personal protective equipment for our employees and contractors. Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could increase, including our costs to address the health and safety of personnel, and our ability to obtain certain supplies or services could be curtailed.

The impact of the COVID-19 pandemic may also precipitate or and aggravate the other risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. In addition, the COVID-19 pandemic may also affect our operating or financial results in a manner that is not presently known to us or that we do not consider to present significant risks to operations.

Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our credit agreement restricts our ability to engage in certain corporate and financial transactions.

On April 18, 2017, Predecessor US Ecology entered into a new senior secured credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby the Company may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. On August 6, 2019 and November 1, 2019, the Credit Agreement was amended to permit and provide for Wells Fargo to lend $450.0 million in incremental terms loans to pay off the existing debt of NRC in connection with the NRC Merger, to pay the fees, costs and expenses in connection with the NRC Merger and to pay down outstanding revolving credit loans under the Credit Facility. As of March 31, 2020, we had total indebtedness of $866.3 million, comprised of $448.9 million of term loans and $417.4 million of revolving credit loans out of a $500.0 million revolving credit commitment under the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (1) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (2) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us and (3) termination of the Credit Agreement. The term loan is due upon the earliest to occur of (i) November 1, 2026 (or, with respect to any lender, such later date as requested by us and accepted by such lender) and (ii) termination of the Credit Agreement. The Credit Agreement makes us vulnerable to adverse general economic or industry conditions and increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates, and limits our ability to obtain additional financing in the future for working capital or other purposes.

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

The Credit Agreement also contains certain financial covenants requiring us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated total net leverage ratio of 4.00 to 1.00. At March 31, 2020, we were in compliance with the financial covenants in the Credit Agreement. However, a prolonged downturn arising from the COVID-19 pandemic or other factors may result in lower earnings and may require us to borrow additional funds to pay operating costs, factors which could result in the breach of either or both of our financial covenants. A breach of either of the financial covenants would constitute an event of default as defined in the Credit Agreement and, if we are unable to obtain a waiver from our lenders, could result in the acceleration of all borrowings then outstanding. An amendment to the Credit Agreement to decrease the consolidated interest coverage ratio, increase the total net leverage ratio, or both, may result in higher interest rates on outstanding borrowings and therefore higher interest expense, and may not be achievable on terms acceptable to us or at all.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended and will remain in effect until June 6, 2020, unless further extended by our Board of Directors. In addition, on December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. Repurchases may be made from time to time in the open market or through privately negotiated transactions. The timing of any repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the three months ended March 31, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2020 (1)	17,169	$57.91	—	$25,000,000
February 1 to 29, 2020	—	—	—	25,000,000
March 1 to 31, 2020	397,600	43.61	17,337,594	7,662,406
Total	414,769	$44.20	17,337,594	$7,662,406
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1	US Ecology, Inc. 2020 Management Incentive Plan *

10.2	Form of Restricted Stock Award Agreement *

10.3	Form of Incentive Stock Option Award Agreement *

10.4	Form of Non-Statutory Stock Option Award Agreement *

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

* Identifies management contracts or compensatory plans or arrangements filed as exhibits hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 11, 2020	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer