Form 10-Q
period 2020-06-30
US Ecology, Inc.
filed 2020-08-10
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At August 4, 2020, there were 31,509,734 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$122,521	$41,281
Receivables, net	211,181	255,310
Prepaid expenses and other current assets	30,524	25,136
Income taxes receivable	10,842	11,244
Total current assets	375,068	332,971

Property and equipment, net	483,578	478,768
Operating lease assets	52,202	57,396
Restricted cash and investments	5,172	5,069
Intangible assets, net	555,973	574,902
Goodwill	469,278	766,980
Other assets	14,878	15,158
Total assets	$1,956,149	$2,231,244

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,048	$46,906
Deferred revenue	19,258	14,788
Accrued liabilities	38,759	65,869
Accrued salaries and benefits	24,786	29,653
Income taxes payable	2,572	726
Short-term borrowings	3,978	—
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	3,374	2,152
Current portion of operating lease liabilities	17,312	17,317
Total current liabilities	151,446	180,770

Long-term debt	854,163	765,842
Long-term closure and post-closure obligations	84,672	84,231
Long-term operating lease liabilities	35,121	39,954
Other long-term liabilities	35,164	20,722
Deferred income taxes, net	122,636	128,345
Total liabilities	1,283,202	1,219,864

Commitments and contingencies (See Note 16)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,139 and 31,461 shares issued and outstanding, respectively	315	315
Additional paid-in capital	817,557	816,345
Retained (deficit) earnings	(102,362)	206,574
Treasury stock, at cost, 370 and 0 shares, respectively	(16,366)	—
Accumulated other comprehensive loss	(26,197)	(11,854)
Total stockholders’ equity	672,947	1,011,380
Total liabilities and stockholders’ equity	$1,956,149	$2,231,244

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$213,918	$155,802	$454,638	$286,839
Direct operating costs	160,107	106,219	339,705	202,015
Gross profit	53,811	49,583	114,933	84,824
Selling, general and administrative expenses	48,487	24,049	99,545	44,354
Goodwill impairment charges	—	—	300,300	—
Operating income (loss)	5,324	25,534	(284,912)	40,470
Other income (expense):
Interest income	153	202	242	409
Interest expense	(7,853)	(3,588)	(17,163)	(7,618)
Foreign currency (loss) gain	(671)	(384)	266	(523)
Other	125	122	296	232
Total other expense	(8,246)	(3,648)	(16,359)	(7,500)

(Loss) income before income taxes	(2,922)	21,886	(301,271)	32,970
Income tax expense	2,261	6,395	1,998	9,436
Net (loss) income	$(5,183)	$15,491	$(303,269)	$23,534

(Loss) earnings per share:
Basic	$(0.17)	$0.70	$(9.73)	$1.07
Diluted	$(0.17)	$0.70	$(9.73)	$1.06

Shares used in (loss) earnings per share calculation:
Basic	31,054	22,006	31,179	21,997
Diluted	31,054	22,208	31,179	22,203

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,183)	$15,491	$(303,269)	$23,534
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,008	1,680	(5,251)	3,369
Net changes in interest rate hedge, net of taxes of $(796), $(313), $(2,417) and ($497), respectively	(2,994)	(1,177)	(9,092)	(1,868)
Comprehensive (loss) income, net of tax	$(5,169)	$15,994	$(317,612)	$25,035

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(303,269)	$23,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36,396	17,254
Amortization of intangible assets	18,634	5,674
Accretion of closure and post-closure obligations	2,533	2,258
Property and equipment impairment charges	—	25
Goodwill impairment charges	300,300	—
Unrealized foreign currency loss (gain)	1,020	(502)
Deferred income taxes	(2,093)	3,690
Share-based compensation expense	3,088	2,467
Share-based payments of business development and integration expenses	973	—
Unrecognized tax benefits	52	131
Net loss (gain) on disposition of assets	188	(142)
Gain on insurance proceeds from damaged property and equipment	—	(9,153)
Amortization and write-off of debt issuance costs	679	409
Amortization and write-off of debt discount	490	—
Change in fair value of contingent consideration	(3,282)	—
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	43,619	(5,346)
Income taxes receivable	380	452
Other assets	(5,235)	(1,384)
Accounts payable and accrued liabilities	(32,218)	404
Deferred revenue	2,702	2,418
Accrued salaries and benefits	(6,481)	(2,025)
Income taxes payable	1,848	(515)
Closure and post-closure obligations	(798)	(775)
Net cash provided by operating activities	59,526	38,874
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(3,309)	—
Purchases of property and equipment	(35,957)	(24,657)
Insurance proceeds from damaged property and equipment	—	9,500
Proceeds from sale of property and equipment	788	512
Purchases of restricted investments	(902)	(400)
Proceeds from sale of restricted investments	752	354
Net cash used in investing activities	(38,628)	(14,691)
Cash flows from financing activities:
Proceeds from long-term debt	90,000	—
Payments on long-term debt	(2,250)	(30,000)
Payments on short-term borrowings	(68,375)	(14,384)
Proceeds from short-term borrowings	72,353	14,384
Repurchase of common stock	(18,332)	—
Dividends paid	(5,667)	(7,942)
Payment of acquired contingent consideration liabilities	(2,085)	—
Deferred financing costs paid	(1,026)	—
Payment of equipment financing obligations	(3,046)	(408)
Other	27	(914)
Net cash provided by (used in) financing activities	61,599	(39,264)

Effect of foreign exchange rate changes on cash	(1,303)	836

Increase (decrease) in Cash and cash equivalents and restricted cash	81,194	(14,245)
Cash and cash equivalents and restricted cash at beginning of period	42,140	32,753
Cash and cash equivalents and restricted cash at end of period	$123,334	$18,508

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	41,281	31,969
Restricted cash at beginning of period	859	784
Cash and cash equivalents and restricted cash at beginning of period	$42,140	$32,753
Cash and cash equivalents at end of period	122,521	17,690
Restricted cash at end of period	813	818
Cash and cash equivalents and restricted cash at end of period	$123,334	$18,508
Supplemental Disclosures:
Income taxes paid, net of receipts	$1,612	$5,694
Interest paid	$15,279	$6,850
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$1,215	$834
Restricted stock issued from treasury shares	$1,966	$451

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$676,323	$363,492	$1,011,380	$359,217

Common stock:
Beginning balances	$315	$221	$315	$220
Stock option exercises and issuance of common stock and restricted common stock	—	—	—	1
Ending balances	$315	$221	$315	$221

Additional paid-in capital:
Beginning balances	$817,730	$183,953	$816,345	$183,834
Share-based compensation	1,524	1,245	3,088	2,467
Share-based payments of business development and integration expenses	792	—	973	—
Stock option exercises and issuance of common stock and restricted common stock	(77)	—	(437)	(1,103)
Issuance of restricted common stock from treasury shares	(2,412)	(451)	(2,412)	(451)
Ending balances	$817,557	$184,747	$817,557	$184,747

Retained earnings (deficit):
Beginning balances	$(97,179)	$193,397	$206,574	$189,324
Net (loss) income	(5,183)	15,491	(303,269)	23,534
Dividends paid	—	(3,972)	(5,667)	(7,942)
Ending balances	$(102,362)	$204,916	$(102,362)	$204,916

Treasury stock:
Beginning balances	$(18,332)	$(1,286)	$—	$(370)
Repurchase of common stock	—	—	(18,332)	(916)
Issuance of restricted common stock from treasury shares	1,966	451	1,966	451
Ending balances	$(16,366)	$(835)	$(16,366)	$(835)

Accumulated other comprehensive income (loss):
Beginning balances	$(26,211)	$(12,793)	$(11,854)	$(13,791)
Other comprehensive income (loss)	14	503	(14,343)	1,501
Ending balances	$(26,197)	$(12,290)	$(26,197)	$(12,290)

Total stockholders' equity, ending balances	$672,947	$376,759	$672,947	$376,759

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326), which became effective for reporting periods beginning after December 15, 2019. The standard replaced the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (“COVID-19”) pandemic on expected credit losses.

NOTE 2.     REVENUES

Our operations are managed in two reportable segments, Environmental Services and Field & Industrial Services, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended June 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$90,955	$9,965	$100,920
Services Revenue:
Transportation and Logistics (2)	19,454	6,907	26,361
Industrial Services (3)	—	28,566	28,566
Small Quantity Generation (4)	—	11,159	11,159
Total Waste Management (5)	—	6,848	6,848
Remediation (6)	—	3,117	3,117
Emergency Response (7)	—	23,168	23,168
Domestic Standby Services (8)	—	8,102	8,102
Other (9)	—	5,677	5,677
Revenue	$110,409	$103,509	$213,918

	Three Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$90,379	$3,133	$93,512
Services Revenue:
Transportation and Logistics (2)	22,465	12,760	35,225
Industrial Services (3)	—	4,963	4,963
Small Quantity Generation (4)	—	9,326	9,326
Total Waste Management (5)	—	8,004	8,004
Remediation (6)	—	889	889
Emergency Response (7)	—	3,180	3,180
Other (9)	—	703	703
Revenue	$112,844	$42,958	$155,802

	Six Months Ended June 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$191,005	$19,884	$210,889
Services Revenue:
Transportation and Logistics (2)	46,149	13,245	59,394
Industrial Services (3)	—	57,064	57,064
Small Quantity Generation (4)	—	22,236	22,236
Total Waste Management (5)	—	15,317	15,317
Remediation (6)	—	13,349	13,349
Emergency Response (7)	—	48,188	48,188
Domestic Standby Services (8)	—	17,569	17,569
Other (9)	—	10,632	10,632
Revenue	$237,154	$217,484	$454,638

	Six Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$168,092	$5,929	$174,021
Services Revenue:
Transportation and Logistics (2)	37,085	19,852	56,937
Industrial Services (3)	—	10,980	10,980
Small Quantity Generation (4)	—	17,515	17,515
Total Waste Management (5)	—	16,719	16,719
Remediation (6)	—	2,616	2,616
Emergency Response (7)	—	6,226	6,226
Other (9)	—	1,825	1,825
Revenue	$205,177	$81,662	$286,839

(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended June 30, 2020 and 2019, 27% and 23%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 73% and 77% of our treatment and disposal revenue for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, 26% and 19%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 74% and 81% of our treatment and disposal revenue for the six months ended June 30, 2020 and 2019, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.

(8)	We provide government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(9)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$93,709	$97,656	$191,365	$85,785	$42,958	$128,743
Canada	16,700	498	17,198	27,059	—	27,059
EMEA	—	3,915	3,915	—	—	—
Other (1)	—	1,440	1,440	—	—	—
Total revenue	$110,409	$103,509	$213,918	$112,844	$42,958	$155,802

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$201,637	$203,202	$404,839	$163,144	$81,662	$244,806
Canada	35,517	1,575	37,092	42,033	—	42,033
EMEA	—	9,154	9,154	—	—	—
Other (1)	—	3,553	3,553	—	—	—
Total revenue	$237,154	$217,484	$454,638	$205,177	$81,662	$286,839

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended June 30, 2020 and 2019, we recognized $4.5 million and $1.5 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively. During the six months ended June 30, 2020 and 2019, we recognized $12.9 million and $9.0 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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
(2)	The fair value of replacement warrants issued was calculated based on 3,772,753 replacement warrants multiplied by the fair value per warrant of $11.89. The fair value per warrant was based on the closing price of the replaced NRC warrants (NYSE: NRCG.WS) of $2.33 on October 31, 2019, the day immediately preceding the closing of the NRC Merger, divided by the exchange ratio of 0.196 pursuant to that certain Agreement and Plan of Merger, dated as of June 23, 2019, by and among the Company, US Ecology Holdings, Inc. (formerly known as US Ecology, Inc.), ECOL Merger Sub, Inc., NRC and Rooster Merger Sub, Inc. (the “Merger Agreement”).
(3)	The fair value of replacement restricted stock units issued was calculated based on 118,239 replacement restricted stock units multiplied by the closing price of US Ecology common stock of $62.23 per share on October 31, 2019, the day immediately preceding the closing of the NRC Merger, further multiplied by the ratio of the precombination service period to the remaining vesting period, or approximately 1.9%.
(4)	The fair value of replacement stock options issued was calculated based on 29,400 replacement stock options multiplied by the fair value per option of $12.26. The fair value per option was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions: strike price of $52.30 per option, dividend yield of 1.2%; expected volatility of 28.9%; average risk-free interest rate of 1.5%; and an expected term of 1 year. The replacement stock options became fully vested at the merger date therefore the entire fair value is considered merger consideration.

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

	December 31,		June 30,
$s in thousands	2019	Adjustments	2020
Current assets	$131,653	$—	$131,653
Property and equipment	197,045	—	197,045
Identifiable intangible assets	303,600	—	303,600
Other assets	41,687	—	41,687
Current liabilities	(83,460)	(4,036)	(87,496)
Deferred income tax liabilities	(56,596)	671	(55,925)
Other liabilities	(57,581)	—	(57,581)
Total identifiable net assets	476,348	(3,365)	472,983
Goodwill	548,485	3,365	551,850
Total purchase price	$1,024,833	$—	$1,024,833

Purchase price allocation adjustments related primarily to the receipt of additional information regarding the fair values of accrued liabilities, deferred income taxes and residual goodwill.

Goodwill of $551.9 million arising from the acquisition is primarily attributable to the assembled workforce of NRC and expected synergies from combining operations. $310.8 million of the goodwill recognized was allocated to our Environmental Services segment and $241.1 million of the goodwill recognized was allocated to Field & Industrial Services segment. We expect $33.3 million of the acquired goodwill to be deductible for income tax purposes.

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

	(unaudited)
	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2019	June 30, 2019
Pro forma combined:
Revenue	276,862	508,057
Net income	6,163	3,306

The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the three months ended June 30, 2020 were $70.4 million and $12.3 million, respectively. The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the six months ended June 30, 2020 were $157.0 million and $316.3 million, respectively. NRC Merger-related business development and integration expenses of $2.9 million and $5.8 million are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and six months ended June 30, 2020, respectively.

W.I.S.E. Environmental Solutions Inc.

On August 1, 2019, we acquired 100% of the outstanding shares of W.I.S.E. Environmental Solutions Inc. (“US Ecology Sarnia”), an equipment rental and waste services company based in Sarnia, Ontario, Canada for 23.5 million Canadian dollars, which translated to $17.9 million U.S. dollars at the time of transaction and was funded with borrowings under the Credit Agreement. US Ecology Sarnia is reported as part of our Field & Industrial Services segment. The Company assessed the revenues, net income, earnings per share and total assets of US Ecology Sarnia and concluded they are not material to our consolidated financial position or results of operations. As such, pro forma financial information has not been provided.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(5,251)	(9,892)	(15,143)
Amounts reclassified out of AOCI, net of tax (1)	—	800	800
Other comprehensive loss, net	(5,251)	(9,092)	(14,343)
Balance at June 30, 2020	$(16,176)	$(10,021)	$(26,197)
(1)	Before-tax reclassifications of $744,000 ($588,000 after-tax) and $1.0 million ($800,000 after-tax) for the three and six months ended June 30, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $4.4 million ($3.5 million after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	3,369	(1,658)	1,711
Amounts reclassified out of AOCI, net of tax (2)	—	(210)	(210)
Other comprehensive income (loss), net	3,369	(1,868)	1,501
Balance at June 30, 2019	$(11,328)	$(962)	$(12,290)
(2)	Before-tax reclassifications of $127,000 ($100,000 after-tax) and $266,000 ($210,000 after-tax) for the three and six months ended June 30, 2019, were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2020 or 2019, respectively. No customer accounted for more than 10% of total trade receivables as of June 30, 2020 or December 31, 2019.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”). As of June 30, 2020, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2020	2019
Trade	$163,986	$196,593
Unbilled revenue	42,896	54,727
Other	7,317	7,000
Total receivables	214,199	258,320
Allowance for credit losses	(3,018)	(3,010)
Receivables, net	$211,181	$255,310

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

On September 19, 2019, the Company invested $7.9 million in the preferred stock of a privately held company which is included in Other assets in the Company’s consolidated balance sheets. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. As of June 30, 2020, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2020, the fair value of the Company’s variable rate term loan was estimated to be $437.7 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,418	$1,941	$—	$4,359
Money market funds (2)	60,342	—	—	60,342
Total	$62,760	$1,941	$—	$64,701

Liabilities:
Interest rate swap agreement (3)	$—	$13,188	$—	$13,188
Contingent consideration (4)	—	—	2,657	2,657
Total	$—	$13,188	$2,657	$15,845

	December 31, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,380	$1,830	$—	$4,210
Money market funds (2)	859	—	—	859
Total	$3,239	$1,830	$—	$5,069

Liabilities:
Interest rate swap agreement (3)	$—	$1,176	$—	$1,176
Contingent consideration (4)	—	—	8,283	8,283
Total	$—	$1,176	$8,283	$9,459
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

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

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities are calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. At June 30, 2020, the fair value of our contingent consideration liability of $2.7 million was included in Accrued liabilities. At December 31, 2019, the fair value of our contingent consideration liabilities of $6.6 million and $1.7 million were included in Accrued liabilities and Other long-term liabilities, respectively. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2020	June 30, 2020
Contingent consideration, beginning of period	$6,911	$8,283
Change in fair value of contingent consideration	(2,155)	(3,282)
Contingent consideration paid	(2,085)	(2,085)
Foreign currency translation	(14)	(259)
Contingent consideration, end of period	$2,657	$2,657

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2020	2019
Cell development costs	$178,170	$174,561
Land and improvements	53,246	52,909
Buildings and improvements	113,182	109,580
Railcars	17,299	17,299
Vehicles, vessels and other equipment	337,783	317,472
Construction in progress	69,261	61,537
Total property and equipment	768,941	733,358
Accumulated depreciation and amortization	(285,363)	(254,590)
Property and equipment, net	$483,578	$478,768

Depreciation and amortization expense for the three months ended June 30, 2020 and 2019 was $18.4 million and $9.1 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $36.4 million and $17.3 million, respectively.

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

Lease assets and liabilities consisted of the following:

$s in thousands	June 30, 2020	December 31, 2019
Assets:
Operating right-of-use assets (1)	$52,202	$57,396
Finance right-of-use assets (2)	22,721	20,499
Total	$74,923	$77,895

Liabilities:
Current:
Operating (3)	$17,312	$17,317
Finance (4)	4,478	4,128
Long-term:
Operating (5)	35,121	39,954
Finance (6)	18,692	16,308
Total	$75,603	$77,707
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $5.3 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2020	2019	2020	2019
Operating lease cost (1)	$4,940	$1,713	$9,939	$3,455
Finance lease cost:
Amortization of leased assets (2)	1,350	248	2,644	476
Interest on lease liabilities (3)	315	30	633	50
Total	$6,605	$1,991	$13,216	$3,981

(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Six Months Ended June 30,
$s in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,653	$3,238
Operating cash flows from finance leases	$633	$50
Financing cash flows from finance leases	$2,294	$408

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,851	$2,397
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,039	$1,844

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2020 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2019	$475,271	$(6,870)	$298,579	$—	$766,980
Impairment charges	—	(283,600)	—	(16,700)	(300,300)
NRC Merger purchase price allocation adjustment	1,895	—	1,470	—	3,365
Impact Environmental acquisition	—	—	300	—	300
Foreign currency translation	(741)	—	(326)	—	(1,067)
Balance at June 30, 2020	$476,425	$(290,470)	$300,023	$(16,700)	$469,278

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of June 30, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $27.2 million and $1.7 million, respectively.

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

During the three months ended June 30, 2020, we did not identify any events that occurred or circumstances that changed that would indicate the fair value of our EWDS and International reporting units may be below their respective carrying amounts. Accordingly, as of June 30, 2020, we believe the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 for additional information on the preliminary nature of the NRC Merger purchase price allocation.

Intangible assets, net consisted of the following:

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$173,435	$(20,492)	$152,943	$174,339	$(18,707)	$155,632
Customer relationships	333,491	(48,275)	285,216	333,090	(35,254)	297,836
Technology - formulae and processes	6,670	(2,035)	4,635	6,964	(2,013)	4,951
Customer backlog	3,652	(2,204)	1,448	3,652	(2,022)	1,630
Tradename	10,390	(6,457)	3,933	10,390	(4,832)	5,558
Developed software	2,884	(2,018)	866	2,895	(1,884)	1,011
Non-compete agreements	5,528	(3,063)	2,465	5,455	(1,694)	3,761
Internet domain and website	536	(170)	366	536	(156)	380
Database	384	(198)	186	388	(191)	197
Total amortizing intangible assets	536,970	(84,912)	452,058	537,709	(66,753)	470,956
Non-amortizing intangible assets:
Permits and licenses	103,790	—	103,790	103,816	—	103,816
Tradename	125	—	125	130	—	130
Total intangible assets	$640,885	$(84,912)	$555,973	$641,655	$(66,753)	$574,902

In connection with the interim goodwill impairment assessment of the EWDS and International reporting units in the first quarter of 2020, we also assessed the reporting units’ finite-lived tangible and intangible assets for impairment as of March 31, 2020. Based on the results of the assessment, the carrying amounts of the finite-lived tangible and intangible assets did not exceed the estimated undiscounted cash flows of the asset groups and, as a result, no impairment charges were recorded in the first quarter of 2020.

During the six months ended June 30, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended June 30, 2020 and 2019 was $9.2 million and $2.9 million, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was $18.6 million and $5.7 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2020	2019
Revolving credit facility	$420,978	$327,000
Term loan	447,750	450,000
Unamortized term loan discount and debt issuance costs	(7,228)	(7,799)
Total debt	861,500	769,201
Current portion of long-term debt and Short-term borrowings	(7,337)	(3,359)
Long-term debt	$854,163	$765,842

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the Credit Agreement was amended in November 2019 in connection with the NRC Merger and further amended on June 26, 2020 pursuant to the Third Amendment (as defined below).

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). Except as modified by the Third Amendment as described below, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or the London Inter-Bank Offered Rate (“LIBOR”), at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement), as set forth in the table below:

Consolidated Total Net Leverage Ratio	LIBOR Rate Loans Interest Margin	Base Rate Loans Interest Margin
Equal to or greater than 3.25 to 1.00	2.00%	1.00%
Equal to or greater than 2.50 to 1.00, but less than 3.25 to 1.00	1.75%	0.75%
Equal to or greater than 1.75 to 1.00, but less than 2.50 to 1.00	1.50%	0.50%
Equal to or greater than 1.00 to 1.00, but less than 1.75 to 1.00	1.25%	0.25%
Less than 1.00 to 1.00	1.00%	0.00%

During the six months ended June 30, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.70%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2020, there were $417.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2020, there were $4.0 million in borrowings outstanding subject to the Sweep Arrangement.

As of June 30, 2020, the availability under the Revolving Credit Facility was $68.8 million with $10.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio (as such terms are defined in the Credit Agreement). Except as further modified by the Third Amendment as described below, our consolidated total net leverage ratio as of the last day of the respective fiscal quarter, may not exceed the maximum consolidated total net leverage ratios set forth in the table below, subject to certain exceptions:

Fiscal Quarter(s)	Consolidated Total Net Leverage Ratio
Fiscal Quarters ending June 30, 2017 through September 30, 2019	3.50:1.00
Fiscal Quarters ending December 31, 2019 and thereafter	4.00:1.00

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the six months ended June 30, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.82%.

On June 26, 2020, Predecessor US Ecology entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, during the covenant relief period, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement), as set forth in the table below:

Consolidated Total Net Leverage Ratio	LIBOR Rate Loans Interest Margin	Base Rate Loans Interest Margin
Equal to or greater than 4.50 to 1.00	2.50%	1.50%
Equal to or greater than 4.00 to 1.00, but less than 4.50 to 1.00	2.25%	1.25%
Equal to or greater than 3.25 to 1.00, but less than 4.00 to 1.00	2.00%	1.00%
Equal to or greater than 2.50 to 1.00, but less than 3.25 to 1.00	1.75%	0.75%
Equal to or greater than 1.75 to 1.00, but less than 2.50 to 1.00	1.50%	0.50%
Equal to or greater than 1.00 to 1.00, but less than 1.75 to 1.00	1.25%	0.25%
Less than 1.00 to 1.00	1.00%	0.00%

Additionally, during the covenant relief period, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement).

At June 30, 2020, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remains probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date will be amortized as additional interest expense over its original maturity.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2020	June 30, 2020
Closure and post-closure obligations, beginning of period	$87,096	$86,383
Accretion expense	1,267	2,533
Payments	(380)	(798)
Foreign currency translation	63	(72)
Closure and post-closure obligations, end of period	88,046	88,046
Less current portion	(3,374)	(3,374)
Long-term portion	$84,672	$84,672

NOTE 13.   INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate “AETR” for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the six-month period ended June 30, 2020. We determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the six-month period ended June 30, 2020.

Our effective tax rate for the three months ended June 30, 2020 was (77.4)%, down from 29.2% for the three months ended June 30, 2019. The decrease in our effective tax rate for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to income tax expense on foreign earnings in the three months ended June 30, 2020, partially offset by income tax benefit on domestic earnings in the three months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2020 was (0.7)%, down from 28.6% for the six months ended June 30, 2019. The decrease in our effective tax rate for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to non-deductible goodwill impairment charges as well as income tax expense on foreign earnings in the six months ended June 30, 2020, partially offset by income tax benefit on domestic earnings in the six months ended June 30, 2020.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $8.4 million and $8.3 million as of June 30, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $300,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The remaining $8.1 million is related to the acquired NRC net operating losses and is recorded as a reduction to our net operating losses deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded as interest expense and selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of June 30, 2020 and December 31, 2019 were not significant. There is no accrual for penalties.

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

NOTE 14.   EARNINGS (LOSS) PER SHARE

	Three Months Ended June 30,
	2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net (loss) income	$(5,183)	$(5,183)	$15,491	$15,491
Weighted average basic shares outstanding	31,054	31,054	22,006	22,006

Dilutive effect of share-based awards and warrants		—		202
Weighted average diluted shares outstanding		31,054		22,208

(Loss) earnings per share	$(0.17)	$(0.17)	$0.70	$0.70
Anti-dilutive shares excluded from calculation		4,260		92

	Six Months Ended June 30,
	2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net (loss) income	$(303,269)	$(303,269)	$23,534	$23,534
Weighted average basic shares outstanding	31,179	31,179	21,997	21,997

Dilutive effect of share-based awards		—		206
Weighted average diluted shares outstanding		31,179		22,203

Loss (earnings) per share	$(9.73)	$(9.73)	$1.07	$1.06
Anti-dilutive shares excluded from calculation		4,195		86

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, our authorization by the Company’s Board of Directors to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the six months ended June 30, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

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

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2020, 502,617 shares of common stock remain available for grant under the Omnibus Plan.

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

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2020 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2019	42,711	$61.11	64,654	$55.62	131,199	$59.05
Granted	5,358	54.55	51,700	48.35	110,540	33.30
Vested	(11,929)	62.17	(43,588)	53.93	(46,871)	56.08
Cancelled, expired or forfeited	—	—	—	—	(11,482)	57.22
Outstanding as of June 30, 2020	36,140	$59.79	72,766	$51.47	183,386	$44.40

During the six months ended June 30, 2020, 11,929 PSUs vested and PSU holders earned 7,226 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2020 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2019	293,588	$48.23
Granted	78,700	54.20
Exercised	(6,880)	34.69
Cancelled, expired or forfeited	(5,415)	42.43
Outstanding as of June 30, 2020	359,993	$49.88
Exercisable as of June 30, 2020	243,263	$47.02

During the six months ended June 30, 2020, option holders tendered 3,738 options in connection with options exercised via net share settlement.

Treasury Stock

During the six months ended June 30, 2020, the Company repurchased 17,169 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $57.91 per share and repurchased 397,600 shares of the Company’s common stock under our stock repurchase program at an average cost of $43.61 per share.

Dividends

On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020. The Company did not pay dividends during the three months ended June 30, 2020 and paid dividends of $0.18 per common share during the three months ended June 30, 2019. The Company paid dividends of $0.18 per common share and $0.36 per common share during the six months ended June 30, 2020 and 2019, respectively.

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

In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and held that the Company is not liable to BP or any back end litigation plaintiffs for any damages related to the Deepwater Horizon oil spill. BP timely appealed the ruling on June 11, 2020. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The parties participated in a confidential mediation on August 3, 2020, and tentatively reached a settlement resolving the pending PAGA claim, subject to the parties’ final agreement on a definitive settlement agreement and court approval of such settlement agreement.

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

The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company recognized insurance recoveries of $462,000 for the six months ended June 30, 2020, related to expenses incurred to continue limited operations at the facility.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$110,409	$103,509	$—	$213,918
Depreciation, amortization and accretion	$15,932	$12,276	$670	$28,878
Capital expenditures	$10,071	$5,177	$1,578	$16,826
Total assets	$990,441	$856,575	$109,133	$1,956,149

	Three Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$112,844	$42,958	$—	$155,802
Depreciation, amortization and accretion	$10,377	$2,151	$597	$13,125
Capital expenditures	$14,455	$2,059	$920	$17,434
Total assets	$725,311	$167,985	$68,120	$961,416

	Six Months Ended June 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$237,154	$217,484	$—	$454,638
Depreciation, amortization and accretion	$31,974	$24,291	$1,298	$57,563
Capital expenditures	$21,603	$10,466	$3,888	$35,957
Total assets	$990,441	$856,575	$109,133	$1,956,149

	Six Months Ended June 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$205,177	$81,662	$—	$286,839
Depreciation, amortization and accretion	$20,003	$4,282	$901	$25,186
Capital expenditures	$21,296	$2,108	$1,253	$24,657
Total assets	$725,311	$167,985	$68,120	$961,416

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. In 2019, we updated our Adjusted EBITDA definition to include adjustments for business development and integration expenses and gain on property insurance recoveries. Throughout this Quarterly Report on Form 10-Q, our Adjusted EBITDA results for all periods presented have been recast to reflect these adjustments. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2020	2019	2020	2019
Net (loss) income	$(5,183)	$15,491	$(303,269)	$23,534
Income tax expense	2,261	6,395	1,998	9,436
Interest expense	7,853	3,588	17,163	7,618
Interest income	(153)	(202)	(242)	(409)
Foreign currency loss (gain)	671	384	(266)	523
Other income	(125)	(122)	(296)	(232)
Property and equipment impairment charges	—	—	—	25
Goodwill impairment charges	—	—	300,300	—
Depreciation and amortization of plant and equipment	18,418	9,129	36,396	17,254
Amortization of intangible assets	9,193	2,863	18,634	5,674
Share-based compensation	1,524	1,245	3,088	2,467
Accretion and non-cash adjustment of closure & post-closure liabilities	1,267	1,133	2,533	2,258
Gain on property insurance recoveries	—	(4,500)	—	(9,153)
Business development and integration expenses	2,973	2,530	5,880	2,671
Adjusted EBITDA	$38,699	$37,934	$81,919	$61,666

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2020	2019	2020	2019
Environmental Services	$43,415	$47,056	$89,539	$82,316
Field & Industrial Services	13,263	5,022	27,742	7,576
Corporate	(17,979)	(14,144)	(35,362)	(28,226)
Total	$38,699	$37,934	$81,919	$61,666

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2020	2019
United States	$937,547	$954,102
Canada	65,630	70,691
EMEA	21,137	23,587
Other (1)	15,237	5,290
Total long-lived assets	$1,039,551	$1,053,670
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the "Company") as of June 30, 2020, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and-six month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2020

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and six months ended June 30, 2020 and 2019 were as follows:

	% of Treatment and Disposal Revenue (1)(2) for the
	Three Months Ended June 30,
Generator Industry	2020	2019
Chemical Manufacturing	21%	17%
Metal Manufacturing	14%	18%
Broker / TSDF	12%	13%
General Manufacturing	10%	11%
Government	8%	11%
Refining	8%	9%
Utilities	8%	3%
Transportation	3%	3%
Waste Management & Remediation	2%	2%
Mining, Exploration and Production	2%	2%
Other (3)	12%	11%

	% of Treatment and Disposal Revenue (1)(2) for the
	Six Months Ended June 30,
Generator Industry	2020	2019
Chemical Manufacturing	21%	16%
Metal Manufacturing	15%	17%
Broker / TSDF	13%	14%
General Manufacturing	11%	12%
Government	7%	9%
Refining	7%	10%
Transportation	5%	3%
Utilities	5%	3%
Waste Management & Remediation	2%	2%
Mining, Exploration and Production	2%	2%
Other (3)	12%	12%

(1)	Excludes all transportation service revenue.
(2)	Excludes NRC which was acquired on November 1, 2019.
(3)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended June 30, 2020, Base Business revenue, excluding NRC, decreased 10% compared to the three months ended June 30, 2019. For the three months ended June 30, 2020, approximately 73% of our total T&D revenue, excluding NRC, was derived from our Base Business, down from 77% for the three months ended June 30, 2019. For the six months ended June 30, 2020, Base Business revenue, excluding NRC, decreased 3% compared to the six months ended June 30, 2019. For the six months ended June 30, 2020, approximately 74% of our total T&D revenue, excluding NRC, was derived from our Base Business, down from 81% for the six months ended June 30, 2019. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2020, approximately 27% of our total T&D revenue, excluding NRC, was derived from Event Business projects, up from 23% for the three months ended June 30, 2019. For the three months ended June 30, 2020, Event Business revenue, excluding NRC, increased 12% compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, approximately 26% of our total T&D revenue, excluding NRC, was derived from Event Business projects, up from 19% for the six months ended June 30, 2019. For the six months ended June 30, 2020, Event Business revenue, excluding NRC, increased 44% compared to the six months ended June 30, 2019.The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic affected our business in the second quarter of 2020. Our core environmental services business has not been significantly impacted by the pandemic as of the date of this Quarterly Report on Form 10-Q. However, the impact of the temporary closure and staff reductions by industrial facilities have yet to be fully assessed. We currently expect lower waste volumes resulting from these closures during the third and fourth quarter of 2020, which we expect to continue until industrial facilities resume production. We also expect the Company’s services-based business to remain stable as it has shown growth as a result of our small quantity generation services and our emergency response business that has seen an uptick in COVID-19 decontamination services. However, we have also experienced, and expect to continue to experience, delays and deferments in industrial cleaning services and some of our field services as our customers limit on site visitation and delay noncritical services based on business conditions.

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

We expect that the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Part II, Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q.

GOODWILL IMPAIRMENT CHARGES

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of June 30, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $27.2 million and $1.7 million, respectively.

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

During the three months ended June 30, 2020, we did not identify any events that occurred or circumstances that changed that would indicate the fair value of our EWDS and International reporting units may be below their respective carrying amounts. Accordingly, as of June 30, 2020, we believe the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the preliminary nature of the NRC Merger purchase price allocation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THREE MONTHS ENDED JUNE 30, 2019

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2020 vs. 2019
$s in thousands	2020	%	2019	%	$ Change	% Change
Revenue
Environmental Services	$110,409	52%	$112,844	72%	$(2,435)	(2)%
Field & Industrial Services	103,509	48%	42,958	28%	60,551	141%
Total	$213,918	100%	$155,802	100%	$58,116	37%
Gross Profit
Environmental Services	$40,206	36%	$43,081	38%	$(2,875)	(7)%
Field & Industrial Services	13,605	13%	6,502	15%	7,103	109%
Total	$53,811	25%	$49,583	32%	$4,228	9%
Selling, General & Administrative Expenses
Environmental Services	$13,506	12%	$2,010	2%	$11,496	572%
Field & Industrial Services	13,116	13%	3,739	9%	9,377	251%
Corporate	21,865	n/m	18,300	n/m	3,565	19%
Total	$48,487	23%	$24,049	15%	$24,438	102%
Adjusted EBITDA
Environmental Services	$43,415	39%	$47,056	42%	$(3,641)	(8)%
Field & Industrial Services	13,263	13%	5,022	12%	8,241	164%
Corporate	(17,979)	n/m	(14,144)	n/m	(3,835)	27%
Total	$38,699	18%	$37,934	24%	$765	2%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, gain on property insurance recoveries, business development and integration expenses and other income/expense. In 2019, we updated our Adjusted EBITDA definition to include adjustments for business development and integration expenses and gain on property insurance recoveries. Throughout this Quarterly Report on Form 10-Q, our Adjusted EBITDA results for all periods presented have been recast to reflect these adjustments. The reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		2020 vs. 2019
$s in thousands	2020	2019	$ Change	% Change
Net (loss) income	$(5,183)	$15,491	$(20,674)	(133)%
Income tax expense	2,261	6,395	(4,134)	(65)%
Interest expense	7,853	3,588	4,265	119%
Interest income	(153)	(202)	49	(24)%
Foreign currency loss	671	384	287	75%
Other income	(125)	(122)	(3)	2%
Depreciation and amortization of plant and equipment	18,418	9,129	9,289	102%
Amortization of intangible assets	9,193	2,863	6,330	221%
Share-based compensation	1,524	1,245	279	22%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,267	1,133	134	12%
Gain on property insurance recoveries	—	(4,500)	4,500	(100)%
Business development and integration expenses	2,973	2,530	443	18%
Adjusted EBITDA	$38,699	$37,934	$765	2%

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

Revenue

Total revenue increased 37% to $213.9 million for the second quarter of 2020 compared with $155.8 million for the second quarter of 2019. The acquired NRC operations contributed $70.4 million of total revenue for the second quarter of 2020. Excluding NRC operations, total revenue decreased 8% to $143.5 million for the second quarter of 2020, compared with $155.8 million for the second quarter of 2019.

Environmental Services

Environmental Services segment revenue decreased 2% to $110.4 million for the second quarter of 2020, compared to $112.8 million for the second quarter of 2019. The acquired NRC operations contributed $7.3 million of segment revenue for the second quarter of 2020. Excluding NRC operations, segment revenue decreased 9% to $103.1 million for the second quarter of 2020, compared with $112.8 million for the second quarter of 2019. T&D revenue (excluding NRC) decreased 4% compared to the second quarter of 2019, primarily as a result of a 10% decrease in Base Business revenue and a 12% increase in project-based Event Business revenue. Transportation and logistics service revenue (excluding NRC) decreased 25% compared to the second quarter of 2019, reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities (excluding NRC) decreased 15% for the second quarter of 2020 compared to the second quarter of 2019. Tons of waste disposed of or processed at our landfills (excluding NRC) decreased 14% for the second quarter of 2020 compared to the second quarter of 2019.

T&D revenue (excluding NRC) from recurring Base Business waste generators decreased 10% for the second quarter of 2020 compared to the second quarter of 2019 and comprised 73% of total T&D revenue for the second quarter of 2020. Comparing the second quarter of 2020 to the second quarter of 2019, decreases in Base Business T&D revenue from the metal manufacturing, broker/TSDF, general manufacturing, government and refining industry groups were partially offset by an increase in Base Business T&D revenue from the Other industry group.

T&D revenue (excluding NRC) from Event Business waste generators increased 12% for the second quarter of 2020 compared to the second quarter of 2019 and comprised 27% of total T&D revenue for the second quarter of 2020. Comparing the second quarter of 2020 to the second quarter of 2019, increases in Event Business T&D revenue from the utilities and chemical manufacturing industry groups were partially offset by decreases in Event Business T&D revenue from the government, metal manufacturing and refining industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth (excluding NRC), within the Environmental Services segment, by generator industry for the second quarter of 2020 as compared to the second quarter of 2019:

Treatment and Disposal Revenue Growth
Three Months Ended June 30, 2020 vs.
Three Months Ended June 30, 2019
Utilities	176%
Chemical Manufacturing	10%
Other	6%
Mining, Exploration & Production	6%
Transportation	1%
Waste Management & Remediation	-4%
General Manufacturing	-12%
Broker / TSDF	-12%
Refining	-18%
Metal Manufacturing	-25%
Government	-30%

Field & Industrial Services

Field & Industrial Services segment revenue increased 141% to $103.5 million for the second quarter of 2020 compared with $43.0 million for the second quarter of 2019. The acquired NRC operations contributed $63.1 million of segment revenue for the second quarter of 2020. Excluding NRC operations, segment revenue decreased 6% to $40.4 million for the second quarter of 2020, compared with $43.0 million for the second quarter of 2019. The decrease in Field & Industrial Services segment revenue (excluding NRC) is primarily attributable to lower revenues from our Transportation and Logistics and Industrial Services business lines, partially offset by higher revenues from our Emergency Response and Small Quantity Generation business lines.

Gross Profit

Total gross profit increased 9% to $53.8 million for the second quarter of 2020, up from $49.6 million for the second quarter of 2019. Total gross margin was 25% for the second quarter of 2020 compared with 32% for the second quarter of 2019. The acquired NRC operations contributed $7.2 million of total gross profit for the second quarter of 2020. Excluding NRC operations, total gross profit decreased 6% to $46.6 million for the second quarter of 2020, compared with $49.6 million for the second quarter of 2019. Excluding NRC operations, total gross margin was 32% for both the second quarter of 2020 and 2019.

Environmental Services

Environmental Services segment gross profit decreased 7% to $40.2 million for the second quarter of 2020, down from $43.1 million for the second quarter of 2019. Total segment gross margin for the second quarter of 2020 was 36% compared with 38% for the second quarter of 2019. The acquired NRC operations contributed $2.0 million of segment gross loss for the second quarter of 2020. Excluding NRC operations, segment gross profit decreased 2% to $42.2 million for the second quarter of 2020, compared with $43.1 million for the second quarter of 2019. Excluding NRC operations, segment gross margin was 41% for the second quarter of 2020 compared with 38% for the second quarter of 2019. T&D gross margin (excluding NRC) was 45% for both the second quarter of 2020 and 2019.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 109% to $13.6 million for the second quarter of 2020, up from $6.5 million for the second quarter of 2019. Total segment gross margin was 13% for the second quarter of 2020 compared with 15% for the second quarter of 2019. The acquired NRC operations contributed $9.2 million of segment gross profit for the second quarter of 2020. Excluding NRC operations, segment gross profit decreased 32% to $4.4 million for the second quarter of 2020, compared with $6.5 million for the second quarter of 2019, reflecting both lower margins and lower revenues. Excluding NRC operations, segment gross margin was 11% for the second quarter of 2020 compared with 15% for the second quarter of 2019, primarily reflecting a less favorable service mix.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $48.5 million, or 23% of total revenue, for the second quarter of 2020, up from $24.0 million, or 15% of total revenue, for the second quarter of 2019. The acquired NRC operations contributed $19.5 million of SG&A for the second quarter of 2020. Excluding NRC operations, total SG&A increased to $29.0 million, or 20% of total revenue, for the second quarter of 2020 compared with $24.0 million, or 15% of total revenue, for the second quarter of 2019.

Environmental Services

Environmental Services segment SG&A increased 572% to $13.5 million, or 12% of segment revenue, for the second quarter of 2020 compared with $2.0 million, or 2% of segment revenue, for the second quarter of 2019. The acquired NRC operations contributed $6.4 million of segment SG&A for the second quarter of 2020. Excluding NRC operations, segment SG&A increased to $7.1 million, or 7% of segment revenue, for the second quarter of 2020 compared with $2.0 million, or 2% of segment revenue, for the second quarter of 2019. The increase in Environmental Services segment SG&A (excluding NRC) is primarily attributable to property insurance recoveries of $4.5 million recognized in the second quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018 and higher insurance costs in the second quarter of 2020 compared to the second quarter of 2019.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 251% to $13.1 million, or 13% of segment revenue, for the second quarter of 2020 compared with $3.7 million, or 9% of segment revenue, for the second quarter of 2019. The acquired NRC operations contributed $9.1 million of segment SG&A for the second quarter of 2020. Excluding NRC operations, segment SG&A increased to $4.0 million, or 10% of segment revenue, for the second quarter of 2020 compared with $3.7 million, or 9% of segment revenue, for the second quarter of 2019. The increase in Field & Industrial Services segment SG&A (excluding NRC) primarily reflects higher intangible asset amortization expense and higher labor costs, partially offset by lower bad debt expenses in the second quarter of 2020 compared to the second quarter of 2019.

Corporate

Corporate SG&A increased to $21.9 million, or 10% of total revenue, for the second quarter of 2020 compared with $18.3 million, or 12% of total revenue, for the second quarter of 2019. The acquired NRC operations contributed $4.0 million of Corporate SG&A for the second quarter of 2020. Excluding NRC operations, Corporate SG&A decreased to $17.9 million, or 12% of total revenue, for the second quarter of 2020 compared with $18.3 million, or 12% of total revenue, for the second quarter of 2019. The decrease in Corporate SG&A (excluding NRC) primarily reflects lower business development and integration expenses related to the NRC Merger and lower travel-related expenses, partially offset by higher employee labor and benefits costs, higher professional services expenses, higher information technology related expenses and higher safety supplies expenses in the second quarter of 2020 compared to the second quarter of 2019.

Components of Adjusted EBITDA

Income tax expense

The Company’s consolidated effective income tax rate for the second quarter of 2020 was (77.4)%, down from 29.2% in the second quarter of 2019. The decrease was due to income tax expense on foreign earnings in the second quarter of 2020 partially offset by income tax benefit on domestic earnings in the second quarter of 2020.

Interest expense

Interest expense was $7.9 million for the second quarter of 2020 compared with $3.6 million for the second quarter of 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger in the fourth quarter of 2019, as well as higher borrowings on our Revolving Credit Facility primarily used to fund share repurchases in the first quarter of 2020, partially offset by the impact of lower interest rates in the second quarter of 2020 compared to the second quarter of 2019.

Foreign currency loss

We recognized a $671,000 foreign currency loss for the second quarter of 2020 compared with a $384,000 foreign currency loss for the second quarter of 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2020, we had $30.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $125,000 for the second quarter of 2020 compared with other income of $122,000 for the second quarter of 2019.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 102% to $18.4 million for the second quarter of 2020 compared with $9.1 million for the second quarter of 2019. The acquired NRC operations contributed $9.0 million of depreciation and amortization expense for the second quarter of 2020. Excluding NRC operations, depreciation and amortization expense was $9.4 million for the second quarter of 2020 compared with $9.1 million for the second quarter of 2019, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service subsequent to the second quarter of 2019.

Amortization of intangible assets

Intangible assets amortization expense increased 221% to $9.2 million for the second quarter of 2020 compared with $2.9 million for the second quarter of 2019. The acquired NRC operations contributed $6.2 million of intangible assets amortization expense for the second quarter of 2020. Excluding NRC operations, intangible assets amortization expense was $3.0 million for the second quarter of 2020 compared with $2.9 million for the second quarter of 2019, primarily reflecting additional amortization of intangible assets recorded as a result of US Ecology Sarnia and Impact Environmental Services, Inc. acquisitions.

Share-based compensation

Share-based compensation expense increased 22% to $1.5 million for the second quarter of 2020, compared with $1.2 million for the second quarter of 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 12% to $1.3 million for the second quarter of 2020, compared with $1.1 million for the second quarter of 2019.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $4.5 million in the second quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses increased 18% to $3.0 million in the second quarter of 2020, compared to $2.5 million in the second quarter of 2019, primarily attributable to post-NRC Merger integration expenses incurred in the second quarter of 2020.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2020 vs. 2019
$s in thousands	2020	%	2019	%	$ Change	% Change
Revenue
Environmental Services	$237,154	52%	$205,177	72%	$31,977	16%
Field & Industrial Services	217,484	48%	81,662	28%	135,822	166%
Total	$454,638	100%	$286,839	100%	$167,799	58%
Gross Profit
Environmental Services	$84,312	36%	$74,637	36%	$9,675	13%
Field & Industrial Services	30,621	14%	10,187	12%	20,434	201%
Total	$114,933	25%	$84,824	30%	$30,109	35%
Selling, General & Administrative Expenses
Environmental Services	$27,740	12%	$3,415	2%	$24,325	712%
Field & Industrial Services	27,800	13%	7,123	9%	20,677	290%
Corporate	44,005	n/m	33,816	n/m	10,189	30%
Total	$99,545	22%	$44,354	15%	$55,191	124%
Adjusted EBITDA
Environmental Services	$89,539	38%	$82,316	40%	$7,223	9%
Field & Industrial Services	27,742	13%	7,576	9%	20,166	266%
Corporate	(35,362)	n/m	(28,226)	n/m	(7,136)	25%
Total	$81,919	18%	$61,666	21%	$20,253	33%

Adjusted EBITDA

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

	Six Months Ended June 30,		2020 vs. 2019
$s in thousands	2020	2019	$ Change	% Change
Net (loss) income	$(303,269)	$23,534	$(326,803)	(1,389)%
Income tax expense	1,998	9,436	(7,438)	(79)%
Interest expense	17,163	7,618	9,545	125%
Interest income	(242)	(409)	167	(41)%
Foreign currency (gain) loss	(266)	523	(789)	(151)%
Other income	(296)	(232)	(64)	28%
Property and equipment impairment charges	—	25	(25)	(100)%
Goodwill impairment charges	300,300	—	300,300	n/m
Depreciation and amortization of plant and equipment	36,396	17,254	19,142	111%
Amortization of intangible assets	18,634	5,674	12,960	228%
Share-based compensation	3,088	2,467	621	25%
Accretion and non-cash adjustment of closure & post-closure liabilities	2,533	2,258	275	12%
Gain on property insurance recoveries	—	(9,153)	9,153	(100)%
Business development and integration expenses	5,880	2,671	3,209	120%
Adjusted EBITDA	$81,919	$61,666	$20,253	33%

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

Revenue

Total revenue increased 58% to $454.6 million for the first six months of 2020 compared with $286.8 million for the first six months of 2019. The acquired NRC operations contributed $157.0 million of total revenue for the first six months of 2020. Excluding NRC operations, total revenue increased 4% to $297.6 million for the first six months of 2020, compared with $286.8 million for the first six months of 2019.

Environmental Services

Environmental Services segment revenue increased 16% to $237.2 million for the first six months of 2020, compared to $205.2 million for the first six months of 2019. The acquired NRC operations contributed $24.1 million of segment revenue for the first six months of 2020. Excluding NRC operations, segment revenue increased 4% to $213.1 million for the first six months of 2020, compared with $205.2 million for the first six months of 2019. T&D revenue (excluding NRC) increased 6% compared to the first six months of 2019, primarily as a result of a 3% decrease in Base Business revenue and a 44% increase in project-based Event Business revenue. Transportation and logistics service revenue (excluding NRC) decreased 3% compared to the first six months of 2019, reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities (excluding NRC) decreased 1% for the first six months of 2020 compared to the first six months of 2019. Tons of waste disposed of or processed at our landfills (excluding NRC) increased 2% for the first six months of 2020 compared to the first six months of 2019.

T&D revenue (excluding NRC) from recurring Base Business waste generators decreased 3% for the first six months of 2020 compared to the first six months of 2019 and comprised 74% of total T&D revenue for the first six months of 2020. Comparing the first six months of 2020 to the first six months of 2019, decreases in Base Business T&D revenue from the refining, metal manufacturing, government and broker/TSDF industry groups were partially offset by an increase in Base Business T&D revenue from the Other industry group.

T&D revenue (excluding NRC) from Event Business waste generators increased 44% for the first six months of 2020 compared to the first six months of 2019 and comprised 26% of total T&D revenue for the first six months of 2020. Comparing the first six months of 2020 to the first six months of 2019, increases in Event Business T&D revenue from the chemical manufacturing, utilities, transportation and waste management & remediation industry groups were partially offset by a decrease in Event Business T&D revenue from the refining industry group.

The following table summarizes combined Base Business and Event Business T&D revenue growth (excluding NRC), within the Environmental Services segment, by generator industry for the first six months of 2020 as compared to the first six months of 2019:

Treatment and Disposal Revenue Growth
Six Months Ended June 30, 2020 vs.
Six Months Ended June 30, 2019
Utilities	89%
Waste Management & Remediation	68%
Transportation	38%
Chemical Manufacturing	26%
Other	7%
General Manufacturing	2%
Broker / TSDF	-3%
Metal Manufacturing	-4%
Mining, Exploration & Production	-8%
Government	-11%
Refining	-22%

Field & Industrial Services

Field & Industrial Services segment revenue increased 166% to $217.5 million for the first six months of 2020 compared with $81.7 million for the first six months of 2019. The acquired NRC operations contributed $132.9 million of segment revenue for the first six months of 2020. Excluding NRC operations, segment revenue increased 4% to $84.6 million for the first six months of 2020, compared with $81.7 million for the first six months of 2019. The increase in Field & Industrial Services segment revenue (excluding NRC) is primarily attributable to higher revenues from our Small Quantity Generation, Remediation and Emergency Response business lines, partially offset by lower revenues from our Transportation and Logistics and Industrial Services business lines.

Gross Profit

Total gross profit increased 35% to $114.9 million for the first six months of 2020, up from $84.8 million for the first six months of 2019. Total gross margin was 25% for the first six months of 2020 compared with 30% for the first six months of 2019. The acquired NRC operations contributed $23.6 million of total gross profit for the first six months of 2020. Excluding NRC operations, total gross profit increased 8% to $91.3 million for the first six months of 2020, compared with $84.8 million for the first six months of 2019. Excluding NRC operations, total gross margin was 31% for the first six months of 2020 compared with 30% for the first six months of 2019.

Environmental Services

Environmental Services segment gross profit increased 13% to $84.3 million for the first six months of 2020, up from $74.6 million for the first six months of 2019. Total segment gross margin for both the first six months of 2020 and 2019 was 36%. The acquired NRC operations contributed $2.7 million of segment gross profit for the first six months of 2020. Excluding NRC operations, segment gross profit increased 9% to $81.6 million for the first six months of 2020, compared with $74.6 million for the first six months of 2019. Excluding NRC operations, segment gross margin was 38% for the first six months of 2020 compared with 36% for the first six months of 2019. T&D gross margin (excluding NRC) was 44% for the first six months of 2020 compared with 42% for the first six months of 2019, primarily reflecting higher revenues and a more favorable service mix.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 201% to $30.6 million for the first six months of 2020, up from $10.2 million for the first six months of 2019. Total segment gross margin was 14% for the first six months of 2020 compared with 12% for the first six months of 2019. The acquired NRC operations contributed $20.9 million of segment gross profit for the first six months of 2020. Excluding NRC operations, segment gross profit decreased 5% to $9.7 million for the first six months of 2020, compared with $10.2 million for the first six months of 2019. Excluding NRC operations, segment gross margin was 11% for the first six months of 2020 compared with 12% for the first six months of 2019, primarily reflecting a less favorable service mix, partially offset by higher revenues.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $99.5 million, or 22% of total revenue, for the first six months of 2020, up from $44.4 million, or 15% of total revenue, for the first six months of 2019. The acquired NRC operations contributed $39.7 million of SG&A for the first six months of 2020. Excluding NRC operations, total SG&A increased to $59.8 million, or 20% of total revenue, for the first six months of 2020 compared with $44.4 million, or 15% of total revenue, for the first six months of 2019.

Environmental Services

Environmental Services segment SG&A increased 712% to $27.7 million, or 12% of segment revenue, for the first six months of 2020 compared with $3.4 million, or 2% of segment revenue, for the first six months of 2019. The acquired NRC operations contributed $13.0 million of segment SG&A for the first six months of 2020. Excluding NRC operations, segment SG&A increased to $14.7 million, or 7% of segment revenue, for the first six months of 2020 compared with $3.4 million, or 2% of segment revenue, for the first six months of 2019. The increase in Environmental Services segment SG&A (excluding NRC) is primarily attributable to property insurance recoveries of $9.2 million recognized in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018, higher insurance costs and lower bad debt recoveries in the first six months of 2020 compared to the first six months of 2019.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 290% to $27.8 million, or 13% of segment revenue, for the first six months of 2020 compared with $7.1 million, or 9% of segment revenue, for the first six months of 2019. The acquired NRC operations contributed $19.7 million of segment SG&A for the first six months of 2020. Excluding NRC operations, segment SG&A increased to $8.1 million, or 10% of segment revenue, for the first six months of 2020 compared with $7.1 million, or 9% of segment revenue, for the first six months of 2019. The increase in Field & Industrial Services segment SG&A (excluding NRC) primarily reflects higher labor costs, higher intangible asset amortization expense and lower gains on disposals of assets in the first six months of 2020 compared to the first six months of 2019.

Corporate

Corporate SG&A increased to $44.0 million, or 10% of total revenue, for the first six months of 2020 compared with $33.8 million, or 12% of total revenue, for the first six months of 2019. The acquired NRC operations contributed $7.0 million of Corporate SG&A for the first six months of 2020. Excluding NRC operations, Corporate SG&A increased to $37.0 million, or 12% of total revenue, for the first six months of 2020 compared with $33.8 million, or 12% of total revenue, for the first six months of 2019. The increase in Corporate SG&A (excluding NRC) primarily reflects higher employee labor and benefits costs, higher business development and integration expenses related to the NRC Merger and higher information technology related expenses, partially offset by lower travel-related expenses in the first six months of 2020 compared to the first six months of 2019.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first six months of 2020 was (0.7)%, compared with 28.6% for the first six months of 2019. This decrease was primarily due to non-deductible goodwill impairment charges as well income tax expense on foreign earnings in the first six months of 2020, partially offset by income tax benefit on domestic earnings in the first six months of 2020.

Interest expense

Interest expense was $17.2 million for the first six months of 2020 compared with $7.6 million for the first six months of 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger in the fourth quarter of 2019, as well as higher borrowings on our Revolving Credit Facility primarily used to fund share repurchases in the first quarter of 2020, partially offset by the impact of lower interest rates in the first six months of 2020 compared to the first six months of 2019.

Foreign currency gain (loss)

We recognized a $266,000 foreign currency gain for the first six months of 2020 compared with a $523,000 foreign currency loss for the first six months of 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2020, we had $30.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $296,000 for the first six months of 2020 compared with other income of $232,000 for the first six months of 2019.

Goodwill impairment charges

As previously discussed, in the first quarter of 2020 we performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million during the first six months of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 111% to $36.4 million for the first six months of 2020 compared with $17.3 million for the first six months of 2019. The acquired NRC operations contributed $17.7 million of depreciation and amortization expense for the first six months of 2020. Excluding NRC operations, depreciation and amortization expense was $18.7 million for the first six months of 2020 compared with $17.3 million for the first six months of 2019, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service subsequent to the first six months of 2019.

Amortization of intangible assets

Intangible assets amortization expense increased 228% to $18.6 million for the first six months of 2020 compared with $5.7 million for the first six months of 2019. The acquired NRC operations contributed $12.6 million of intangible assets amortization expense for the first six months of 2020. Excluding NRC operations, intangible assets amortization expense was $6.0 million for the first six months of 2020 compared with $5.7 million for the first six months of 2019, primarily reflecting additional amortization of intangible assets recorded as a result of US Ecology Sarnia and Impact Environmental Services, Inc. acquisitions.

Share-based compensation

Share-based compensation expense increased 25% to $3.1 million for the first six months of 2020, compared with $2.5 million for the first six months of 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 12% to $2.5 million for the first six months of 2020, compared with $2.3 million for the first six months of 2019.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $9.2 million in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses increased 120% to $5.9 million in the first six months of 2020, compared to $2.7 million in the first six months of 2019, primarily attributable to post-NRC Merger integration expenses incurred in the first six months of 2020.

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

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2020, we had $122.5 million in unrestricted cash and cash equivalents immediately available and $68.8 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future, and that the cost-saving measures described above have strengthened our ability to withstand the adverse impact of the COVID-19 pandemic. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 26, 2020, Predecessor US Ecology amended the Credit Agreement, which provides for a covenant relief period through the earlier of March 31, 2022 and the date the Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. See additional information on the Third Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the six months ended June 30, 2020, net cash provided by operating activities was $59.5 million. This primarily reflects net loss of $303.3 million, non-cash goodwill impairment charges of $300.3 million, non-cash depreciation, amortization and accretion of $57.6 million and a decrease in accounts receivable of $43.6 million, partially offset by a decrease in accounts payable and accrued liabilities of $32.2 million, a decrease in accrued salaries and benefits of $6.5 million and an increase in other assets of $5.2 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The decrease in accrued salaries and benefits is primarily attributable to the payment of accrued employee-incentive compensation related to fiscal 2019 financial performance.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 85 days as of June 30, 2020, compared to 84 days as of December 31, 2019 and 80 days as of June 30, 2019.

For the six months ended June 30, 2019, net cash provided by operating activities was $38.9 million. This primarily reflects net income of $23.5 million, non-cash depreciation, amortization and accretion of $25.2 million, deferred incomes taxes of $3.7 million, share-based compensation of $2.5 million, and an increase in deferred revenue of $2.4 million, partially offset by a $9.2 million gain on insurance proceeds from damaged property and equipment, an increase in accounts receivable of $5.3 million, a decrease in accrued salaries and benefits of $2.0 million and an increase in other assets of $1.4 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in deferred income taxes are primarily attributable to deferred tax gains resulting from involuntary conversions related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services and waste that has been received but not yet treated or disposed at the end of the period. We recognized property-related insurance recoveries in the first six months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The increase in receivables is primarily attributable to the timing of customer payments. The decrease in accrued salaries and benefits is primarily attributable to cash payments during the first six months of 2019 for accrued 2018 incentive compensation.

Investing Activities

For the six months ended June 30, 2020, net cash used in investing activities was $38.6 million, primarily related to capital expenditures of $36.0 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

For the six months ended June 30, 2019, net cash used in investing activities was $14.7 million, primarily related to capital expenditures of $24.7 million, partially offset by property insurance proceeds of $9.5 million related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. Significant capital projects included construction of additional disposal capacity at our Blainville, Quebec, Canada and our Robstown, Texas facilities as well as equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $61.6 million, consisting primarily of $90.0 million in borrowings on our revolving credit facility, partially offset by repurchases of our common stock of $18.3 million and dividend payments to our stockholders of $5.7 million. Quarterly cash dividends have been suspended and no dividends were paid in the second quarter of 2020.

For the six months ended June 30, 2019, net cash used in financing activities was $39.3 million, consisting primarily of $30.0 million in payments on our revolving credit facility and dividend payments to our stockholders of $7.9 million.

Credit Agreement

On April 18, 2017, Predecessor US Ecology, a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo, as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the Credit Agreement was amended in November 2019 in connection with the NRC Merger and further amended on June 26, 2020 pursuant to the Third Amendment (as defined below).

During the six months ended June 30, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.70%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2020.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2020, there were $417.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2020, there were $4.0 million in borrowings outstanding subject to the Sweep Arrangement.

As of June 30, 2020, the availability under the Revolving Credit Facility was $68.8 million with $10.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the six months ended June 30, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.82%.

On June 26, 2020, Predecessor US Ecology entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date the Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, during the covenant relief period, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or the LIBOR, at the Company’s option, plus an applicable margin.

For additional information see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $500.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021.  For more information, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2020. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2020, $59.5 million of cash equivalents was invested in money market accounts and $5.2 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2020, there were $417.0 million of Revolving Credit Facility loans, and $447.8 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness under the Credit Agreement at June 30, 2020 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.4 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the six months ended June 30, 2020, we recorded approximately $37.1 million, or 8%, of our revenue in Canada, $9.2 million, or 2%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2020, we had $30.5 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2020, the CAD weakened as compared to the USD resulting in a $1.3 million non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2020, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2020 would have generated a gain or loss of approximately $305,000 for the six months ended June 30, 2020.

We had a total pre-tax foreign currency gain of $266,000 for the six months ended June 30, 2020. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have not assessed NRC’s, US Ecology Sarnia’s, or Impact Environmental, Inc.’s internal control over financial reporting as of June 30, 2020. NRC’s financial statements constitute approximately 18% of total assets (excluding goodwill and intangible assets), 36% of revenues and $16.0 million of operating loss (excluding goodwill impairment charges) of the consolidated financial statements of the Company as of and for the six months ended June 30, 2020. US Ecology Sarnia and Impact Environmental, Inc. together constitute less than 1% of totals assets and revenues of the Company on a consolidated basis as of and for the six months ended June 30, 2020.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2019, “Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1.       LEGAL PROCEEDINGS

In December 2010, National Response Corporation, a subsidiary of NRC acquired by the Company in the NRC Merger, was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP Deepwater Horizon (“BP”) oil rig, filed in the U.S. District Court for the Eastern District of Louisiana (“In re Deepwater Horizon” or the “MDL”). The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and held that the Company is not liable to BP or any back end litigation plaintiffs for any damages related to the Deepwater Horizon oil spill. BP timely appealed the ruling on June 11, 2020. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The parties participated in a confidential mediation on August 3, 2020, and tentatively reached a settlement resolving the pending PAGA claim, subject to the parties’ final agreement on a definitive settlement agreement and court approval of such settlement agreement.

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

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. Reference is also made to those risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, our authorization by the Company’s Board of Directors to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the six months ended June 30, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

The following table summarizes the purchases of shares of our common stock during the six months ended June 30, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2020 (1)	17,169	$57.91	—	$25,000,000
February 1 to 29, 2020	—	—	—	25,000,000
March 1 to 31, 2020	397,600	43.61	17,337,594	7,662,406
April 1 to 30, 2020	—	—	—	7,662,406
May 1 to 31, 2020	—	—	—	7,662,406
June 1 to 30, 2020	—	—	—	7,662,406
Total	414,769	$44.20	17,337,594	$7,662,406
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1

Third Amendment, dated as of June 26, 2020, by and among US Ecology Holdings, Inc., certain affiliate guarantors, each consenting lender and Wells Fargo Bank, National Association, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39120), filed on June 29, 2020).

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 7, 2020	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer