Form 10-Q
period 2020-09-30
US Ecology, Inc.
filed 2020-11-06
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At November 3, 2020, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$102,038	$41,281
Receivables, net	227,602	255,310
Prepaid expenses and other current assets	30,739	25,136
Income taxes receivable	17,476	11,244
Total current assets	377,855	332,971

Property and equipment, net	475,038	478,768
Operating lease assets	50,977	57,396
Restricted cash and investments	5,451	5,069
Intangible assets, net	547,385	574,902
Goodwill	471,523	766,980
Other assets	18,066	15,158
Total assets	$1,946,295	$2,231,244

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$39,966	$46,906
Deferred revenue	17,545	14,788
Accrued liabilities	49,047	65,869
Accrued salaries and benefits	26,463	29,653
Income taxes payable	1,015	726
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	4,019	2,152
Current portion of operating lease liabilities	17,175	17,317
Total current liabilities	158,589	180,770

Long-term debt	823,323	765,842
Long-term closure and post-closure obligations	84,797	84,231
Long-term operating lease liabilities	34,181	39,954
Other long-term liabilities	36,482	20,722
Deferred income taxes, net	125,134	128,345
Total liabilities	1,262,506	1,219,864

Commitments and contingencies (See Note 16)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,144 and 31,461 shares issued and outstanding, respectively	315	315
Additional paid-in capital	819,344	816,345
Retained (deficit) earnings	(96,044)	206,574
Treasury stock, at cost, 369 and 0 shares, respectively	(16,291)	—
Accumulated other comprehensive loss	(23,535)	(11,854)
Total stockholders’ equity	683,789	1,011,380
Total liabilities and stockholders’ equity	$1,946,295	$2,231,244

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$238,142	$167,402	$692,780	$454,241
Direct operating costs	175,099	110,862	514,804	312,877
Gross profit	63,043	56,540	177,976	141,364
Selling, general and administrative expenses	49,890	33,329	149,435	77,683
Goodwill impairment charges	—	—	300,300	—
Operating income (loss)	13,153	23,211	(271,759)	63,681
Other income (expense):
Interest income	9	158	251	567
Interest expense	(7,964)	(3,891)	(25,127)	(11,509)
Foreign currency loss	(421)	(90)	(155)	(613)
Other	86	110	382	342
Total other expense	(8,290)	(3,713)	(24,649)	(11,213)

Income (loss) before income taxes	4,863	19,498	(296,408)	52,468
Income tax (benefit) expense	(1,456)	6,428	542	15,864
Net Income (loss)	$6,319	$13,070	$(296,950)	$36,604

Earnings (loss) per share:
Basic	$0.20	$0.59	$(9.54)	$1.66
Diluted	$0.20	$0.59	$(9.54)	$1.65

Shares used in earnings (loss) per share calculation:
Basic	31,069	22,013	31,142	22,002
Diluted	31,324	22,231	31,142	22,212

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$6,319	$13,070	$(296,950)	$36,604
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,923	(995)	(3,328)	2,374
Net changes in interest rate hedge, net of taxes of $196, $(40), $(2,220) and ($537), respectively	739	(150)	(8,353)	(2,018)
Comprehensive income (loss), net of tax	$8,981	$11,925	$(308,631)	$36,960

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(296,950)	$36,604
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	54,831	26,656
Amortization of intangible assets	27,812	8,600
Accretion of closure and post-closure obligations	3,812	3,397
Property and equipment impairment charges	—	25
Goodwill impairment charges	300,300	—
Unrealized foreign currency loss (gain)	87	(361)
Deferred income taxes	79	3,873
Share-based compensation expense	4,861	3,713
Share-based payments of business development and integration expenses	1,142	—
Unrecognized tax benefits	(8)	(238)
Net loss on disposition of assets	1,817	665
Gain on insurance proceeds from damaged property and equipment	—	(9,651)
Amortization and write-off of debt issuance costs	1,640	613
Amortization and write-off of debt discount	121	—
Change in fair value of contingent consideration	(3,207)	—
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	25,297	(9,449)
Income taxes receivable	(6,250)	2,292
Other assets	(8,345)	(7,206)
Accounts payable and accrued liabilities	(19,177)	1,873
Deferred revenue	930	1,770
Accrued salaries and benefits	(4,494)	2,665
Income taxes payable	287	(425)
Closure and post-closure obligations	(1,341)	(1,414)
Net cash provided by operating activities	83,244	64,002
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(3,309)	(17,851)
Purchases of property and equipment	(45,124)	(38,443)
Insurance proceeds from damaged property and equipment	1,131	10,000
Minority interest investment	—	(7,870)
Proceeds from sale of property and equipment	1,079	549
Purchases of restricted investments	(1,113)	(798)
Proceeds from sale of restricted investments	970	751
Net cash used in investing activities	(46,366)	(53,662)
Cash flows from financing activities:
Proceeds from long-term debt	90,000	20,000
Payments on long-term debt	(33,375)	(30,000)
Payments on short-term borrowings	(72,353)	(51,018)
Proceeds from short-term borrowings	72,353	52,553
Repurchase of common stock	(18,332)	—
Dividends paid	(5,667)	(11,915)
Payment of acquired contingent consideration liabilities	(2,085)	—
Deferred financing costs paid	(1,144)	—
Payment of equipment financing obligations	(4,827)	(619)
Other	28	(852)
Net cash provided by (used in) financing activities	24,598	(21,851)

Effect of foreign exchange rate changes on cash	(480)	673

Increase (decrease) in Cash and cash equivalents and restricted cash	60,996	(10,838)
Cash and cash equivalents and restricted cash at beginning of period	42,140	32,753
Cash and cash equivalents and restricted cash at end of period	$103,136	$21,915

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	41,281	31,969
Restricted cash at beginning of period	859	784
Cash and cash equivalents and restricted cash at beginning of period	$42,140	$32,753
Cash and cash equivalents at end of period	102,038	21,074
Restricted cash at end of period	1,098	841
Cash and cash equivalents and restricted cash at end of period	$103,136	$21,915
Supplemental Disclosures:
Income taxes paid, net of receipts	$6,385	$10,422
Interest paid	$21,773	$10,340
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$883	$558
Restricted stock issued from treasury shares	$2,041	$514

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total stockholders' equity, beginning balances	$672,947	$376,759	$1,011,380	$359,217

Common stock:
Beginning balances	$315	$221	$315	$220
Stock option exercises and issuance of common stock and restricted common stock	—	—	—	1
Ending balances	$315	$221	$315	$221

Additional paid-in capital:
Beginning balances	$817,557	$184,747	$816,345	$183,834
Share-based compensation	1,773	1,246	4,861	3,713
Share-based payments of business development and integration expenses	170	—	1,143	—
Stock option exercises and issuance of common stock and restricted common stock	(31)	10	(468)	(1,093)
Issuance of restricted common stock from treasury shares	(125)	(63)	(2,537)	(514)
Ending balances	$819,344	$185,940	$819,344	$185,940

Retained (deficit) earnings:
Beginning balances	$(102,362)	$204,916	$206,574	$189,324
Net income (loss)	6,319	13,070	(296,950)	36,604
Dividends paid	—	(3,973)	(5,667)	(11,915)
Other	(1)	—	(1)	—
Ending balances	$(96,044)	$214,013	$(96,044)	$214,013

Treasury stock:
Beginning balances	$(16,366)	$(835)	$—	$(370)
Repurchase of common stock	—	—	(18,332)	(916)
Issuance of restricted common stock from treasury shares	75	63	2,041	514
Ending balances	$(16,291)	$(772)	$(16,291)	$(772)

Accumulated other comprehensive income (loss):
Beginning balances	$(26,197)	$(12,290)	$(11,854)	$(13,791)
Other comprehensive income (loss)	2,662	(1,145)	(11,681)	356
Ending balances	$(23,535)	$(13,435)	$(23,535)	$(13,435)

Total stockholders' equity, ending balances	$683,789	$385,967	$683,789	$385,967

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2020.

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended September 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$91,226	$13,861	$105,087
Services Revenue:
Transportation and Logistics (2)	21,201	11,162	32,363
Industrial Services (3)	—	28,464	28,464
Small Quantity Generation (4)	—	13,056	13,056
Total Waste Management (5)	—	9,998	9,998
Remediation (6)	—	6,733	6,733
Emergency Response (7)	—	30,120	30,120
Domestic Standby Services (8)	—	7,873	7,873
Other (9)	—	4,448	4,448
Revenue	$112,427	$125,715	$238,142

	Three Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$98,554	$3,312	$101,866
Services Revenue:
Transportation and Logistics (2)	23,658	12,070	35,728
Industrial Services (3)	—	4,850	4,850
Small Quantity Generation (4)	—	10,001	10,001
Total Waste Management (5)	—	8,674	8,674
Remediation (6)	—	1,388	1,388
Emergency Response (7)	—	3,294	3,294
Other (9)	—	1,601	1,601
Revenue	$122,212	$45,190	$167,402

	Nine Months Ended September 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$282,231	$33,744	$315,975
Services Revenue:
Transportation and Logistics (2)	67,351	22,577	89,928
Industrial Services (3)	—	85,528	85,528
Small Quantity Generation (4)	—	35,292	35,292
Total Waste Management (5)	—	25,315	25,315
Remediation (6)	—	21,911	21,911
Emergency Response (7)	—	78,308	78,308
Domestic Standby Services (8)	—	25,441	25,441
Other (9)	—	15,082	15,082
Revenue	$349,582	$343,198	$692,780

	Nine Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Total
Treatment & Disposal Revenue (1)	$266,646	$9,241	$275,887
Services Revenue:
Transportation and Logistics (2)	60,743	31,922	92,665
Industrial Services (3)	—	15,830	15,830
Small Quantity Generation (4)	—	27,516	27,516
Total Waste Management (5)	—	25,393	25,393
Remediation (6)	—	4,003	4,003
Emergency Response (7)	—	9,520	9,520
Other (9)	—	3,427	3,427
Revenue	$327,389	$126,852	$454,241

(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended September 30, 2020 and 2019, 30% and 25%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 70% and 75% of our treatment and disposal revenue for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, 28% and 22%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 72% and 78% of our treatment and disposal revenue for the nine months ended September 30, 2020 and 2019, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.

(8)	We provide government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(9)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$94,659	$119,610	$214,269	$99,554	$44,332	$143,886
Canada	17,768	991	18,759	22,658	858	23,516
EMEA	—	4,195	4,195	—	—	—
Other (1)	—	919	919	—	—	—
Total revenue	$112,427	$125,715	$238,142	$122,212	$45,190	$167,402

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
		Field &			Field &
	Environmental	Industrial		Environmental	Industrial
$s in thousands	Services	Services	Total	Services	Services	Total
United States	$296,297	$322,811	$619,108	$262,699	$125,994	$388,693
Canada	53,285	2,566	55,851	64,690	858	65,548
EMEA	—	13,349	13,349	—	—	—
Other (1)	—	4,472	4,472	—	—	—
Total revenue	$349,582	$343,198	$692,780	$327,389	$126,852	$454,241

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended September 30, 2020 and 2019, we recognized $735,000 and $738,000 of revenue that was included in the deferred revenue balance at the beginning of each year, respectively. During the nine months ended September 30, 2020 and 2019, we recognized $13.6 million and $9.7 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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

	December 31,		September 30,
$s in thousands	2019	Adjustments	2020
Current assets	$131,653	$—	$131,653
Property and equipment	197,045	—	197,045
Identifiable intangible assets	303,600	—	303,600
Other assets	41,687	—	41,687
Current liabilities	(83,460)	(5,776)	(89,236)
Deferred income tax liabilities	(56,596)	671	(55,925)
Other liabilities	(57,581)	—	(57,581)
Total identifiable net assets	476,348	(5,105)	471,243
Goodwill	548,485	5,105	553,590
Total purchase price	$1,024,833	$—	$1,024,833

Purchase price allocation adjustments related primarily to the receipt of additional information regarding the fair values of accrued liabilities, deferred income taxes and residual goodwill.

Goodwill of $553.6 million arising from the acquisition is primarily attributable to the assembled workforce of NRC and expected synergies from combining operations. $311.7 million of the goodwill recognized was allocated to our Environmental Services segment and $241.9 million of the goodwill recognized was allocated to Field & Industrial Services segment. We expect $33.3 million of the acquired goodwill to be deductible for income tax purposes.

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

	(unaudited)
	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2019	September 30, 2019
Pro forma combined:
Revenue	268,597	776,654
Net income	4,790	8,095

The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the three months ended September 30, 2020 were $80.9 million and $6.9 million, respectively. The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the nine months ended September 30, 2020 were $238.0 million and $323.2 million, respectively. NRC Merger-related business development and integration expenses of $1.6 million and $7.4 million are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020, respectively.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(3,328)	(10,074)	(13,402)
Amounts reclassified out of AOCI, net of tax (1)	—	1,721	1,721
Other comprehensive loss, net	(3,328)	(8,353)	(11,681)
Balance at September 30, 2020	$(14,253)	$(9,282)	$(23,535)
(1)	Before-tax reclassifications of $1.2 million ($921,000 after-tax) and $2.2 million ($1.7 million after-tax) for the three and nine months ended September 30, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $4.1 million ($3.2 million after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	2,374	(1,780)	594
Amounts reclassified out of AOCI, net of tax (2)	—	(238)	(238)
Other comprehensive income (loss), net	2,374	(2,018)	356
Balance at September 30, 2019	$(12,323)	$(1,112)	$(13,435)
(2)	Before-tax reclassifications of $35,000 ($27,000 after-tax) and $301,000 ($238,000 after-tax) for the three and nine months ended September 30, 2019, were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2020 or 2019, respectively. No customer accounted for more than 10% of total trade receivables as of September 30, 2020 or December 31, 2019.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”). As of September 30, 2020, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2020	2019
Trade	$174,569	$196,593
Unbilled revenue	48,055	54,727
Other	7,275	7,000
Total receivables	229,899	258,320
Allowance for credit losses	(2,297)	(3,010)
Receivables, net	$227,602	$255,310

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

On September 19, 2019, the Company invested $7.9 million in the preferred stock of a privately held company which is included in Other assets in the Company’s consolidated balance sheets. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. As of September 30, 2020, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2020, the fair value of the Company’s variable rate term loan was estimated to be $442.2 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,424	$1,929	$—	$4,353
Money market funds (2)	30,634	—	—	30,634
Total	$33,058	$1,929	$—	$34,987

Liabilities:
Interest rate swap agreement (3)	$—	$12,584	$—	$12,584
Contingent consideration (4)	—	—	2,896	2,896
Total	$—	$12,584	$2,896	$15,480

	December 31, 2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,380	$1,830	$—	$4,210
Money market funds (2)	859	—	—	859
Total	$3,239	$1,830	$—	$5,069

Liabilities:
Interest rate swap agreement (3)	$—	$1,176	$—	$1,176
Contingent consideration (4)	—	—	8,283	8,283
Total	$—	$1,176	$8,283	$9,459
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

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

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities are calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. At September 30, 2020, the fair value of our contingent consideration liability of $2.9 million was included in Accrued liabilities. At December 31, 2019, the fair value of our contingent consideration liabilities of $6.6 million and $1.7 million were included in Accrued liabilities and Other long-term liabilities, respectively. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2020	September 30, 2020
Contingent consideration, beginning of period	$2,657	$8,283
Change in fair value of contingent consideration	75	(3,207)
Contingent consideration paid	—	(2,085)
Foreign currency translation	164	(95)
Contingent consideration, end of period	$2,896	$2,896

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2020	2019
Cell development costs	$178,675	$174,561
Land and improvements	58,705	52,909
Buildings and improvements	114,725	109,580
Railcars	17,299	17,299
Vehicles, vessels and other equipment	345,974	317,472
Construction in progress	60,665	61,537
Total property and equipment	776,043	733,358
Accumulated depreciation and amortization	(301,005)	(254,590)
Property and equipment, net	$475,038	$478,768

Depreciation and amortization expense for the three months ended September 30, 2020 and 2019 was $18.4 million and $9.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $54.8 million and $26.7 million, respectively.

NOTE 9.   LEASES

We lease certain facilities, office space, land and equipment. Our lease payments are primarily fixed, but also include variable payments that are based on usage of the leased asset. Initial lease terms range from one to 15 years, and may include one or more options to renew, with renewal terms extending a lease up to 40 years. None of our renewal options are considered reasonably certain to be exercised. Provisions for residual value guarantees exist in some of our equipment leases, however, amounts associated with these provisions are not material. Our leases do not include any material restrictive covenants.

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

Lease assets and liabilities consisted of the following:

$s in thousands	September 30, 2020	December 31, 2019
Assets:
Operating right-of-use assets (1)	$50,977	$57,396
Finance right-of-use assets (2)	22,426	20,499
Total	$73,403	$77,895

Liabilities:
Current:
Operating (3)	$17,175	$17,317
Finance (4)	4,706	4,128
Long-term:
Operating (5)	34,181	39,954
Finance (6)	18,343	16,308
Total	$74,405	$77,707
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $6.7 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2020	2019	2020	2019
Operating lease cost (1)	$5,008	$1,691	$14,947	$5,146
Finance lease cost:
Amortization of leased assets (2)	1,330	249	3,974	725
Interest on lease liabilities (3)	292	28	925	78
Total	$6,630	$1,968	$19,846	$5,949

(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Nine Months Ended September 30,
$s in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,547	$4,868
Operating cash flows from finance leases	$925	$78
Financing cash flows from finance leases	$3,457	$619

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,195	$3,817
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,089	$1,844

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2020 consisted of the following:

			Field &
	Environmental		Industrial
	Services		Services
		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2019	$475,271	$(6,870)	$298,579	$—	$766,980
Impairment charges	—	(283,600)	—	(16,700)	(300,300)
NRC Merger purchase price allocation adjustment	2,875	—	2,230	—	5,105
Impact Environmental acquisition	—	—	300	—	300
Foreign currency translation	(390)	—	(172)	—	(562)
Balance at September 30, 2020	$477,756	$(290,470)	$300,937	$(16,700)	$471,523

We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of September 30, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $28.1 million and $1.8 million, respectively.

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

During the three months ended September 30, 2020, we did not identify any events that occurred or circumstances that changed that would indicate the fair value of our EWDS and International reporting units may be below their respective carrying amounts. Accordingly, as of September 30, 2020, we believe the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 for additional information on the preliminary nature of the NRC Merger purchase price allocation.

Intangible assets, net consisted of the following:

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$173,862	$(21,648)	$152,214	$174,339	$(18,707)	$155,632
Customer relationships	333,680	(54,745)	278,935	333,090	(35,254)	297,836
Technology - formulae and processes	6,809	(2,132)	4,677	6,964	(2,013)	4,951
Customer backlog	3,652	(2,296)	1,356	3,652	(2,022)	1,630
Tradename	10,390	(7,269)	3,121	10,390	(4,832)	5,558
Developed software	2,889	(2,097)	792	2,895	(1,884)	1,011
Non-compete agreements	5,541	(3,721)	1,820	5,455	(1,694)	3,761
Internet domain and website	536	(177)	359	536	(156)	380
Database	386	(205)	181	388	(191)	197
Total amortizing intangible assets	537,745	(94,290)	443,455	537,709	(66,753)	470,956
Non-amortizing intangible assets:
Permits and licenses	103,803	—	103,803	103,816	—	103,816
Tradename	127	—	127	130	—	130
Total intangible assets	$641,675	$(94,290)	$547,385	$641,655	$(66,753)	$574,902

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

During the nine months ended September 30, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended September 30, 2020 and 2019 was $9.2 million and $2.9 million, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was $27.8 million and $8.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2020	2019
Revolving credit facility	$387,000	$327,000
Term loan	446,625	450,000
Unamortized term loan discount and debt issuance costs	(6,943)	(7,799)
Total debt	826,682	769,201
Current portion of long-term debt	(3,359)	(3,359)
Long-term debt	$823,323	$765,842

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

During the nine months ended September 30, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.74%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2020, there were $387.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2020, there were no borrowings outstanding subject to the Sweep Arrangement.

As of September 30, 2020, the availability under the Revolving Credit Facility was $102.7 million with $10.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the nine months ended September 30, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.50%.

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

At September 30, 2020, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $490.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remains probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date will be amortized as additional interest expense over its original maturity.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2020	September 30, 2020
Closure and post-closure obligations, beginning of period	$88,046	$86,383
Accretion expense	1,279	3,812
Payments	(542)	(1,340)
Foreign currency translation	33	(39)
Closure and post-closure obligations, end of period	88,816	88,816
Less current portion	(4,019)	(4,019)
Long-term portion	$84,797	$84,797

NOTE 13.   INCOME TAXES

We account for our provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the Annual Effective Tax Rate (“AETR”) for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change

Our effective tax rate for the three months ended September 30, 2020 was (29.9)%, down from 33.0% for the three months ended September 30, 2019. The decrease in our effective tax rate for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to an income tax benefit upon the issuance of final regulations by the United States Treasury regarding taxation on foreign earnings. This benefit was partially offset by state income taxes and income tax expense on foreign earnings for the three months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2020 was (0.2)%, down from 30.2% for the nine months ended September 30, 2019. The decrease in our effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the tax benefit on year-to-date losses offset by non-deductible goodwill impairment charges, income tax expense on foreign earnings and decreased non-deductible expenses in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $8.3 million as of September 30, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $239,000 to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The remaining $8.1 million is related to the acquired NRC net operating losses and is recorded as a reduction to our net operating losses deferred tax asset. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded in Interest expense and Selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were not significant. There is no accrual for penalties.

The Company files income tax returns in the United States and various state, local and foreign jurisdictions. The Company is subject to examination by the IRS for tax years 2016 through 2019. The 2015 through 2019 state tax returns are subject to examination by state tax authorities. US Ecology Sarnia is currently under examination by the Canadian Revenue Agency for the pre-acquisition years 2016 and 2017. The tax years 2015 through 2019 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

NOTE 14.   EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30,
	2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$6,319	$6,319	$13,070	$13,070
Weighted average basic shares outstanding	31,069	31,069	22,013	22,013

Dilutive effect of share-based awards and warrants		255		218
Weighted average diluted shares outstanding		31,324		22,231

Earnings per share	$0.20	$0.20	$0.59	$0.59
Anti-dilutive shares excluded from calculation		4,233		80

	Nine Months Ended September 30,
	2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net (loss) income	$(296,950)	$(296,950)	$36,604	$36,604
Weighted average basic shares outstanding	31,142	31,142	22,002	22,002

Dilutive effect of share-based awards		—		210
Weighted average diluted shares outstanding		31,142		22,212

Loss (earnings) per share	$(9.54)	$(9.54)	$1.66	$1.65
Anti-dilutive shares excluded from calculation		4,208		84

NOTE 15.   EQUITY

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, our authorization by the Company’s Board of Directors to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the nine months ended September 30, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

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

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2020, 543,895 shares of common stock remain available for grant under the Omnibus Plan.

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

On July 16, 2020, the Company granted 51,922 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined at the end of a 2.5-year performance period beginning July 1, 2020, based on the Company’s total shareholder return relative to a set of peer companies. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $42.47 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted on July 16, 2020 are as follows:

	July 16, 2020
Stock price on grant date	$32.89
Expected term	2.5	years
Expected volatility	40.6%
Risk-free interest rate	0.2%

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2020 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2019	42,711	$61.11	64,654	$55.62	131,199	$59.05
Granted	57,350	43.60	51,700	48.35	111,830	33.21
Vested	(11,929)	62.17	(43,588)	53.93	(57,674)	57.89
Cancelled, expired or forfeited	—	—	—	—	(18,635)	57.63
Outstanding as of September 30, 2020	88,132	$49.57	72,766	$51.47	166,720	$42.28

During the nine months ended September 30, 2020, 11,929 PSUs vested and PSU holders earned 7,226 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2020 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2019	293,588	$48.23
Granted	78,700	54.20
Exercised	(6,880)	34.69
Cancelled, expired or forfeited	(8,375)	42.89
Outstanding as of September 30, 2020	357,033	$49.93
Exercisable as of September 30, 2020	240,303	$47.06

During the nine months ended September 30, 2020, option holders tendered 3,738 options in connection with options exercised via net share settlement.

Treasury Stock

During the nine months ended September 30, 2020, the Company repurchased 17,169 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $57.91 per share and repurchased 397,600 shares of the Company’s common stock under our stock repurchase program at an average cost of $43.61 per share.

Dividends

On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020. The Company did not pay dividends during the three months ended September 30, 2020 and paid dividends of $0.18 per common share during the three months ended September 30, 2019. The Company paid dividends of $0.18 per common share and $0.54 per common share during the nine months ended September 30, 2020 and 2019, respectively.

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

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The parties participated in a confidential mediation on August 3, 2020, and reached a settlement resolving the pending PAGA claim, subject to court approval of such settlement agreement.

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

The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company recognized insurance recoveries of $462,000 for the nine months ended September 30, 2020, related to expenses incurred to continue limited operations at the facility.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$112,427	$125,715	$—	$238,142
Depreciation, amortization and accretion	$16,003	$12,129	$760	$28,892
Capital expenditures	$6,459	$2,531	$177	$9,167
Total assets	$989,227	$859,511	$97,557	$1,946,295

	Three Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$122,212	$45,190	$—	$167,402
Depreciation, amortization and accretion	$10,790	$2,319	$358	$13,467
Capital expenditures	$12,188	$1,018	$579	$13,785
Total assets	$750,915	$167,996	$81,238	$1,000,149

	Nine Months Ended September 30, 2020
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$349,582	$343,198	$—	$692,780
Depreciation, amortization and accretion	$47,976	$36,420	$2,059	$86,455
Capital expenditures	$28,062	$12,997	$4,065	$45,124
Total assets	$989,227	$859,511	$97,557	$1,946,295

	Nine Months Ended September 30, 2019
		Field &
	Environmental	Industrial
$s in thousands	Services	Services	Corporate	Total
Revenue	$327,389	$126,852	$—	$454,241
Depreciation, amortization and accretion	$30,793	$6,601	$1,259	$38,653
Capital expenditures	$33,485	$3,126	$1,832	$38,443
Total assets	$750,915	$167,996	$81,238	$1,000,149

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. In 2019, we updated our Adjusted EBITDA definition to include adjustments for business development and integration expenses and gain on property insurance recoveries. Throughout this Quarterly Report on Form 10-Q, our Adjusted EBITDA results for all periods presented have been recast to reflect these adjustments. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net income to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2020	2019	2020	2019
Net income (loss)	$6,319	$13,070	$(296,950)	$36,604
Income tax (benefit) expense	(1,456)	6,428	542	15,864
Interest expense	7,964	3,891	25,127	11,509
Interest income	(9)	(158)	(251)	(567)
Foreign currency loss	421	90	155	613
Other income	(86)	(110)	(382)	(342)
Property and equipment impairment charges	—	—	—	25
Goodwill impairment charges	—	—	300,300	—
Depreciation and amortization of plant and equipment	18,435	9,402	54,831	26,656
Amortization of intangible assets	9,178	2,926	27,812	8,600
Share-based compensation	1,773	1,246	4,861	3,713
Accretion and non-cash adjustment of closure & post-closure liabilities	1,279	1,139	3,812	3,397
Gain on property insurance recoveries	—	(498)	—	(9,651)
Business development and integration expenses	1,627	4,025	7,507	6,696
Adjusted EBITDA	$45,445	$41,451	$127,364	$103,117

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2020	2019	2020	2019
Environmental Services	$44,287	$51,409	$133,826	$133,725
Field & Industrial Services	21,340	5,848	49,082	13,424
Corporate	(20,182)	(15,806)	(55,544)	(44,032)
Total	$45,445	$41,451	$127,364	$103,117

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2020	2019
United States	$922,020	$954,102
Canada	65,893	70,691
EMEA	20,374	23,587
Other (1)	14,136	5,290
Total long-lived assets	$1,022,423	$1,053,670
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2020, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2020

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

The composition of Environmental Services segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2020 and 2019 were as follows:

	% of Treatment and Disposal Revenue (1)(2) for the
	Three Months Ended September 30,
Generator Industry	2020	2019
Chemical Manufacturing	19%	16%
Metal Manufacturing	15%	16%
Broker / TSDF	11%	12%
General Manufacturing	11%	11%
Government	9%	9%
Utilities	8%	3%
Refining	5%	9%
Waste Management & Remediation	4%	2%
Transportation	3%	7%
Mining, Exploration and Production	2%	2%
Other (3)	13%	13%

	% of Treatment and Disposal Revenue (1)(2) for the
	Nine Months Ended September 30,
Generator Industry	2020	2019
Chemical Manufacturing	20%	16%
Metal Manufacturing	15%	17%
Broker / TSDF	12%	13%
General Manufacturing	11%	12%
Government	8%	9%
Refining	6%	9%
Utilities	6%	3%
Transportation	4%	5%
Waste Management & Remediation	3%	2%
Mining, Exploration and Production	2%	2%
Other (3)	13%	12%

(1)	Excludes all transportation service revenue.
(2)	Excludes NRC which was acquired on November 1, 2019.
(3)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended September 30, 2020, Base Business revenue, excluding NRC, decreased 15% compared to the three months ended September 30, 2019. For the three months ended September 30, 2020, approximately 70% of our total T&D revenue, excluding NRC, was derived from our Base Business, down from 75% for the three months ended September 30, 2019. For the nine months ended September 30, 2020, Base Business revenue, excluding NRC, decreased 7% compared to the nine months ended September 30, 2019. For the nine months ended September 30, 2020, approximately 72% of our total T&D revenue, excluding NRC, was derived from our Base Business, down from 78% for the nine months ended September 30, 2019. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2020, approximately 30% of our total T&D revenue, excluding NRC, was derived from Event Business projects, up from 25% for the three months ended September 30, 2019. For the three months ended September 30, 2020, Event Business revenue, excluding NRC, increased 8% compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, approximately 28% of our total T&D revenue, excluding NRC, was derived from Event Business projects, up from 22% for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, Event Business revenue, excluding NRC, increased 28% compared to the nine months ended September 30, 2019. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic continued to affect our business through the third quarter of 2020. The impact of temporary closures and staff reductions by industrial facilities has yet to be fully assessed and understood. We have experienced lower waste volumes resulting from these closures, which we expect to continue until industrial facilities resume normal levels of production. We have also experienced, and expect to continue to experience, delays and deferments of industrial cleaning services and some of our field services as our customers limit on site visitation and delay noncritical services based on business conditions. However, we expect the Company’s services-based business to remain stable as we are experiencing growth in our small quantity generation services and our emergency response business has seen an increase in COVID-19 decontamination projects.

Our energy waste disposal services business has been, and will likely continue to be, adversely impacted as energy companies reduce capital expenditures as a result of downward pressure on oil, natural gas and natural gas liquid (“NGL”) prices, which have been exacerbated during the COVID-19 pandemic. In the first half of 2020, oil prices moved downward to historic lows due in part to concerns about the COVID-19 pandemic and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of the Organization of Petroleum Exporting Countries (“OPEC”). While OPEC agreed in April 2020 to cut production, price recovery has been slow and may not return to pre-2020 levels for the foreseeable future. As a result, customers in the upstream oil and gas exploration industry and some downstream refineries in the energy sector have reduced capital expenditures, which has adversely affected the demand for our energy waste disposal services.

We have taken, and are continuing to take, proactive steps to manage any disruption or potential disruption to our business caused by the COVID-19 pandemic. On March 31, 2020, for example, the Company announced certain cost-saving measures including, but not limited to:

●	Cost control initiatives expected to generate approximately $15 million to $20 million of savings in 2020;
●	Reductions to planned 2020 capital spending by approximately 30%, which are expected to save up to $30 million in cash; and
●	Suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020, to preserve free cash flow and enhance liquidity.

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

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste Disposal Services (“EWDS”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EWDS reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. As of September 30, 2020, after the recording these impairment charges, remaining goodwill balances for the EWDS and International reporting units were $28.1 million and $1.8 million, respectively.

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

During the three months ended September 30, 2020, we did not identify any events that occurred or circumstances that changed that would indicate the fair value of our EWDS and International reporting units may be below their respective carrying amounts. Accordingly, as of September 30, 2020, we believe the carrying values of our EWDS and International reporting units approximates their fair values. As such, there is a risk of additional goodwill impairment to either or both reporting units if future events related to the respective reporting unit are less favorable than what we have assumed or estimated in our Interim Assessment. We will continue to monitor events occurring or circumstances changing which may suggest that goodwill should be reevaluated during future interim periods prior to the annual impairment test. These events and circumstances include, but are not limited to, a further sustained decline in energy commodity prices and unanticipated impacts from the COVID-19 pandemic, as well as quantitative and qualitative factors specific to each reporting unit which indicate potential events that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Additionally, the carrying values of our EWDS and International reporting units are based on preliminary estimates of their acquisition date fair values. As such, changes to these preliminary fair value estimates may result in an adjustment, during the measurement period, to the impairment charges recognized in the first quarter of 2020. See Note 3 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information on the preliminary nature of the NRC Merger purchase price allocation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2019

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2020 vs. 2019
$s in thousands	2020	%	2019	%	$ Change	% Change
Revenue
Environmental Services	$112,427	47%	$122,212	73%	$(9,785)	(8)%
Field & Industrial Services	125,715	53%	45,190	27%	80,525	178%
Total	$238,142	100%	$167,402	100%	$70,740	42%
Gross Profit
Environmental Services	$39,300	35%	$49,363	40%	$(10,063)	(20)%
Field & Industrial Services	23,743	19%	7,177	16%	16,566	231%
Total	$63,043	26%	$56,540	34%	$6,503	12%
Selling, General & Administrative Expenses
Environmental Services	$11,071	10%	$8,333	7%	$2,738	33%
Field & Industrial Services	15,575	12%	3,756	8%	11,819	315%
Corporate	23,244	n/m	21,240	n/m	2,004	9%
Total	$49,890	21%	$33,329	20%	$16,561	50%
Adjusted EBITDA
Environmental Services	$44,287	39%	$51,409	42%	$(7,122)	(14)%
Field & Industrial Services	21,340	17%	5,848	13%	15,492	265%
Corporate	(20,182)	n/m	(15,806)	n/m	(4,376)	28%
Total	$45,445	19%	$41,451	25%	$3,994	10%

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

	Three Months Ended September 30,		2020 vs. 2019
$s in thousands	2020	2019	$ Change	% Change
Net income	$6,319	$13,070	$(6,751)	(52)%
Income tax (benefit) expense	(1,456)	6,428	(7,884)	(123)%
Interest expense	7,964	3,891	4,073	105%
Interest income	(9)	(158)	149	(94)%
Foreign currency loss	421	90	331	368%
Other income	(86)	(110)	24	(22)%
Depreciation and amortization of plant and equipment	18,435	9,402	9,033	96%
Amortization of intangible assets	9,178	2,926	6,252	214%
Share-based compensation	1,773	1,246	527	42%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,279	1,139	140	12%
Gain on property insurance recoveries	—	(498)	498	(100)%
Business development and integration expenses	1,627	4,025	(2,398)	(60)%
Adjusted EBITDA	$45,445	$41,451	$3,994	10%

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

Revenue

Total revenue increased 42% to $238.1 million for the third quarter of 2020 compared with $167.4 million for the third quarter of 2019. The acquired NRC operations contributed $80.9 million of total revenue for the third quarter of 2020. Excluding NRC operations, total revenue decreased 6% to $157.2 million for the third quarter of 2020, compared with $167.4 million for the third quarter of 2019.

Environmental Services

Environmental Services segment revenue decreased 8% to $112.4 million for the third quarter of 2020, compared to $122.2 million for the third quarter of 2019. The acquired NRC operations contributed $5.1 million of segment revenue for the third quarter of 2020. Excluding NRC operations, segment revenue decreased 12% to $107.3 million for the third quarter of 2020, compared with $122.2 million for the third quarter of 2019. T&D revenue (excluding NRC) decreased 10% compared to the third quarter of 2019, primarily as a result of a 15% decrease in Base Business revenue, partially offset by an 8% increase in project-based Event Business revenue. Transportation and logistics service revenue (excluding NRC) decreased 24% compared to the third quarter of 2019, reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities (excluding NRC) decreased 12% for the third quarter of 2020 compared to the third quarter of 2019. Tons of waste disposed of or processed at our landfills (excluding NRC) decreased 20% for the third quarter of 2020 compared to the third quarter of 2019.

T&D revenue (excluding NRC) from recurring Base Business waste generators decreased 15% for the third quarter of 2020 compared to the third quarter of 2019 and comprised 70% of total T&D revenue for the third quarter of 2020. Comparing the third quarter of 2020 to the third quarter of 2019, the decrease was primarily attributable to decreases in Base Business T&D revenue from the refining, metal manufacturing, chemical manufacturing, transportation and broker/TSDF industry groups.

T&D revenue (excluding NRC) from Event Business waste generators increased 8% for the third quarter of 2020 compared to the third quarter of 2019 and comprised 30% of total T&D revenue for the third quarter of 2020. Comparing the third quarter of 2020 to the third quarter of 2019, increases in Event Business T&D revenue from the utilities and chemical manufacturing industry groups were partially offset by decreases in Event Business T&D revenue from the transportation and Other industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth (excluding NRC), within the Environmental Services segment, by generator industry for the third quarter of 2020 as compared to the third quarter of 2019:

Treatment and Disposal Revenue Growth
Three Months Ended September 30, 2020 vs.
Three Months Ended September 30, 2019
Utilities	148%
Waste Management & Remediation	49%
Chemical Manufacturing	-4%
Other	-4%
General Manufacturing	-5%
Mining, Exploration & Production	-6%
Metal Manufacturing	-13%
Broker / TSDF	-14%
Government	-14%
Refining	-48%
Transportation	-59%

Field & Industrial Services

Field & Industrial Services segment revenue increased 178% to $125.7 million for the third quarter of 2020 compared with $45.2 million for the third quarter of 2019. The acquired NRC operations contributed $75.8 million of segment revenue for the third quarter of 2020. Excluding NRC operations, segment revenue increased 10% to $49.9 million for the third quarter of 2020, compared with $45.2 million for the third quarter of 2019. The increase in Field & Industrial Services segment revenue (excluding NRC) is primarily attributable to higher revenues from our Small Quantity Generation, Emergency Response and Total Waste Management business lines, partially offset by lower revenues from our Industrial Services and Transportation and Logistics business lines.

Gross Profit

Total gross profit increased 12% to $63.0 million for the third quarter of 2020, up from $56.5 million for the third quarter of 2019. Total gross margin was 26% for the third quarter of 2020 compared with 34% for the third quarter of 2019. The acquired NRC operations contributed $13.5 million of total gross profit for the third quarter of 2020. Excluding NRC operations, total gross profit decreased 13% to $49.5 million for the third quarter of 2020, compared with $56.5 million for the third quarter of 2019. Excluding NRC operations, total gross margin was 31% for the third quarter of 2020 compared with 34% for the third quarter of 2019.

Environmental Services

Environmental Services segment gross profit decreased 20% to $39.3 million for the third quarter of 2020, down from $49.4 million for the third quarter of 2019. Total segment gross margin for the third quarter of 2020 was 35% compared with 40% for the third quarter of 2019. The acquired NRC operations contributed $2.2 million of segment gross loss for the third quarter of 2020. Excluding NRC operations, segment gross profit decreased 16% to $41.5 million for the third quarter of 2020, compared with $49.4 million for the third quarter of 2019. Excluding NRC operations, segment gross margin was 39% for the third quarter of 2020 compared with 40% for the third quarter of 2019. T&D gross margin (excluding NRC) was 43% for the third quarter of 2020 compared with 47% for the third quarter of 2019.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 231% to $23.7 million for the third quarter of 2020, up from $7.2 million for the third quarter of 2019. Total segment gross margin was 19% for the third quarter of 2020 compared with 16% for the third quarter of 2019. The acquired NRC operations contributed $15.8 million of segment gross profit for the third quarter of 2020. Excluding NRC operations, segment gross profit increased 11% to $7.9 million for the third quarter of 2020, compared with $7.2 million for the third quarter of 2019, primarily reflecting higher revenues in the third quarter of 2020 compared to the third quarter of 2019. Excluding NRC operations, segment gross margin was 16% for both the third quarter of 2020 and 2019.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $49.9 million, or 21% of total revenue, for the third quarter of 2020, up from $33.3 million, or 20% of total revenue, for the third quarter of 2019. The acquired NRC operations contributed $20.4 million of SG&A for the third quarter of 2020. Excluding NRC operations, total SG&A increased to $29.5 million, or 19% of total revenue, for the third quarter of 2020 compared with $33.3 million, or 20% of total revenue, for the third quarter of 2019.

Environmental Services

Environmental Services segment SG&A increased 33% to $11.1 million, or 10% of segment revenue, for the third quarter of 2020 compared with $8.3 million, or 7% of segment revenue, for the third quarter of 2019. The acquired NRC operations contributed $4.2 million of segment SG&A for the third quarter of 2020. Excluding NRC operations, segment SG&A decreased to $6.9 million, or 6% of segment revenue, for the third quarter of 2020 compared with $8.3 million, or 7% of segment revenue, for the third quarter of 2019. The decrease in Environmental Services segment SG&A (excluding NRC) is primarily attributable to higher insurance proceeds recognized in the third quarter of 2020 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018 as well as lower bad debt expenses and lower professional services expenses in the third quarter of 2020 compared to the third quarter of 2019, partially offset by higher losses on disposals of assets in the third quarter of 2020 compared to the third quarter of 2019.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 315% to $15.6 million, or 12% of segment revenue, for the third quarter of 2020 compared with $3.8 million, or 8% of segment revenue, for the third quarter of 2019. The acquired NRC operations contributed $11.7 million of segment SG&A for the third quarter of 2020. Excluding NRC operations, segment SG&A increased to $3.9 million, or 8% of segment revenue, for the third quarter of 2020 compared with $3.8 million, or 8% of segment revenue, for the third quarter of 2019.

Corporate

Corporate SG&A increased to $23.2 million, or 10% of total revenue, for the third quarter of 2020 compared with $21.2 million, or 13% of total revenue, for the third quarter of 2019. The acquired NRC operations contributed $4.6 million of Corporate SG&A for the third quarter of 2020. Excluding NRC operations, Corporate SG&A decreased to $18.6 million, or 12% of total revenue, for the third quarter of 2020 compared with $21.2 million, or 13% of total revenue, for the third quarter of 2019. The decrease in Corporate SG&A (excluding NRC) primarily reflects lower business development and integration expenses related to the NRC Merger, lower employee incentive compensation costs and lower travel-related expenses, partially offset by higher employee labor and benefits costs, higher professional services expenses and higher information technology related expenses in the third quarter of 2020 compared to the third quarter of 2019.

Components of Adjusted EBITDA

Income tax (benefit) expense

The Company’s consolidated effective income tax rate for the third quarter of 2020 was (29.9)%, down from 33.0% in the third quarter of 2019. The decrease in our effective tax rate for the third quarter of 2020 compared to the third quarter of

2019 was primarily due an income tax benefit upon the issuance of final regulations by the United States Treasury regarding taxation on foreign earnings, partially offset by state income taxes and income tax expense on foreign earnings in the third quarter of 2020.

Interest expense

Interest expense was $8.0 million for the third quarter of 2020 compared with $3.9 million for the third quarter of 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger in the fourth quarter of 2019, as well as higher borrowings on our Revolving Credit Facility primarily used to fund share repurchases in the first quarter of 2020, partially offset by the impact of lower interest rates in the third quarter of 2020 compared to the third quarter of 2019.

Foreign currency loss

We recognized a $421,000 foreign currency loss for the third quarter of 2020 compared with a $90,000 foreign currency loss for the third quarter of 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2020, we had $31.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $86,000 for the third quarter of 2020 compared with other income of $110,000 for the third quarter of 2019.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 96% to $18.4 million for the third quarter of 2020 compared with $9.4 million for the third quarter of 2019. The acquired NRC operations contributed $9.0 million of depreciation and amortization expense for the third quarter of 2020. Excluding NRC operations, depreciation and amortization expense was $9.4 million for both the third quarter of 2020 and 2019.

Amortization of intangible assets

Intangible assets amortization expense increased 214% to $9.2 million for the third quarter of 2020 compared with $2.9 million for the third quarter of 2019. The acquired NRC operations contributed $6.2 million of intangible assets amortization expense for the third quarter of 2020. Excluding NRC operations, intangible assets amortization expense was $3.0 million for the third quarter of 2020 compared with $2.9 million for the third quarter of 2019.

Share-based compensation

Share-based compensation expense increased 42% to $1.8 million for the third quarter of 2020, compared with $1.2 million for the third quarter of 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 12% to $1.3 million for the third quarter of 2020, compared with $1.1 million for the third quarter of 2019.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $498,000 in the third quarter of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses decreased 60% to $1.6 million in the third quarter of 2020, compared to $4.0 million in the third quarter of 2019, primarily attributable to pre-NRC Merger integration expenses incurred in the third quarter of 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2020 vs. 2019
$s in thousands	2020	%	2019	%	$ Change	% Change
Revenue
Environmental Services	$349,582	50%	$327,389	72%	$22,193	7%
Field & Industrial Services	343,198	50%	126,852	28%	216,346	171%
Total	$692,780	100%	$454,241	100%	$238,539	53%
Gross Profit
Environmental Services	$123,612	35%	$123,999	38%	$(387)	(0)%
Field & Industrial Services	54,364	16%	17,365	14%	36,999	213%
Total	$177,976	26%	$141,364	31%	$36,612	26%
Selling, General & Administrative Expenses
Environmental Services	$38,812	11%	$11,748	4%	$27,064	230%
Field & Industrial Services	43,374	13%	10,880	9%	32,494	299%
Corporate	67,249	n/m	55,055	n/m	12,194	22%
Total	$149,435	22%	$77,683	17%	$71,752	92%
Adjusted EBITDA
Environmental Services	$133,826	38%	$133,725	41%	$101	0%
Field & Industrial Services	49,082	14%	13,424	11%	35,658	266%
Corporate	(55,544)	n/m	(44,032)	n/m	(11,512)	26%
Total	$127,364	18%	$103,117	23%	$24,247	24%

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

	Nine Months Ended September 30,		2020 vs. 2019
$s in thousands	2020	2019	$ Change	% Change
Net (loss) income	$(296,950)	$36,604	$(333,554)	(911)%
Income tax expense	542	15,864	(15,322)	(97)%
Interest expense	25,127	11,509	13,618	118%
Interest income	(251)	(567)	316	(56)%
Foreign currency loss	155	613	(458)	(75)%
Other income	(382)	(342)	(40)	12%
Property and equipment impairment charges	—	25	(25)	(100)%
Goodwill impairment charges	300,300	—	300,300	n/m
Depreciation and amortization of plant and equipment	54,831	26,656	28,175	106%
Amortization of intangible assets	27,812	8,600	19,212	223%
Share-based compensation	4,861	3,713	1,148	31%
Accretion and non-cash adjustment of closure & post-closure liabilities	3,812	3,397	415	12%
Gain on property insurance recoveries	—	(9,651)	9,651	(100)%
Business development and integration expenses	7,507	6,696	811	12%
Adjusted EBITDA	$127,364	$103,117	$24,247	24%

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

Revenue

Total revenue increased 53% to $692.8 million for the first nine months of 2020 compared with $454.2 million for the first nine months of 2019. The acquired NRC operations contributed $238.0 million of total revenue for the first nine months of 2020. Excluding NRC operations, total revenue increased slightly to $454.8 million for the first nine months of 2020, compared with $454.2 million for the first nine months of 2019.

Environmental Services

Environmental Services segment revenue increased 7% to $349.6 million for the first nine months of 2020, compared to $327.4 million for the first nine months of 2019. The acquired NRC operations contributed $29.3 million of segment revenue for the first nine months of 2020. Excluding NRC operations, segment revenue decreased 2% to $320.3 million for the first nine months of 2020, compared with $327.4 million for the first nine months of 2019. T&D revenue (excluding NRC) increased slightly compared to the first nine months of 2019, primarily as a result of a 28% increase in project-based Event Business revenue, partially offset by a 7% decrease in Base Business revenue. Transportation and logistics service revenue (excluding NRC) decreased 11% compared to the first nine months of 2019, reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities (excluding NRC) decreased 5% for the first nine months of 2020 compared to the first nine months of 2019. Tons of waste disposed of or processed at our landfills (excluding NRC) decreased 7% for the first nine months of 2020 compared to the first nine months of 2019.

T&D revenue (excluding NRC) from recurring Base Business waste generators decreased 7% for the first nine months of 2020 compared to the first nine months of 2019 and comprised 72% of total T&D revenue for the first nine months of 2020. Comparing the first nine months of 2020 to the first nine months of 2019, decreases in Base Business T&D revenue from the refining, metal manufacturing, broker/TSDF, chemical manufacturing, government and general manufacturing industry groups were partially offset by an increase in Base Business T&D revenue from the Other industry group.

T&D revenue (excluding NRC) from Event Business waste generators increased 28% for the first nine months of 2020 compared to the first nine months of 2019 and comprised 28% of total T&D revenue for the first nine months of 2020.

Comparing the first nine months of 2020 to the first nine months of 2019, increases in Event Business T&D revenue from the chemical manufacturing, utilities, waste management & remediation and general manufacturing industry groups were partially offset by decreases in Event Business T&D revenue from the refining, government and Other industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth (excluding NRC), within the Environmental Services segment, by generator industry for the first nine months of 2020 as compared to the first nine months of 2019:

Treatment and Disposal Revenue Growth
Nine Months Ended September 30, 2020 vs.
Nine Months Ended September 30, 2019
Utilities	111%
Waste Management & Remediation	59%
Chemical Manufacturing	15%
Other	3%
General Manufacturing	-1%
Broker / TSDF	-7%
Metal Manufacturing	-7%
Mining, Exploration & Production	-7%
Government	-12%
Transportation	-13%
Refining	-31%

Field & Industrial Services

Field & Industrial Services segment revenue increased 171% to $343.2 million for the first nine months of 2020 compared with $126.9 million for the first nine months of 2019. The acquired NRC operations contributed $208.7 million of segment revenue for the first nine months of 2020. Excluding NRC operations, segment revenue increased 6% to $134.5 million for the first nine months of 2020, compared with $126.9 million for the first nine months of 2019. The increase in Field & Industrial Services segment revenue (excluding NRC) is primarily attributable to higher revenues from our Small Quantity Generation, Remediation and Emergency Response business lines, partially offset by lower revenues from our Transportation and Logistics and Industrial Services business lines.

Gross Profit

Total gross profit increased 26% to $178.0 million for the first nine months of 2020, up from $141.4 million for the first nine months of 2019. Total gross margin was 26% for the first nine months of 2020 compared with 31% for the first nine months of 2019. The acquired NRC operations contributed $37.2 million of total gross profit for the first nine months of 2020. Excluding NRC operations, total gross profit decreased slightly to $140.8 million for the first nine months of 2020, compared with $141.4 million for the first nine months of 2019. Excluding NRC operations, total gross margin was 31% for both the first nine months of 2020 and 2019.

Environmental Services

Environmental Services segment gross profit decreased slightly to $123.6 million for the first nine months of 2020, down from $124.0 million for the first nine months of 2019. Total segment gross margin was 35% for the first nine months of 2020 compared with 38% for the first nine months of 2019. The acquired NRC operations contributed $482,000 of segment gross profit for the first nine months of 2020. Excluding NRC operations, segment gross profit decreased 1% to $123.1 million for the first nine months of 2020, compared with $124.0 million for the first nine months of 2019. Excluding NRC operations, segment gross margin was 38% for both the first nine months of 2020 and 2019. T&D gross margin (excluding NRC) was 43% for the first nine months of 2020 compared with 44% for the first nine months of 2019.

Field & Industrial Services

Field & Industrial Services segment gross profit increased 213% to $54.4 million for the first nine months of 2020, up from $17.4 million for the first nine months of 2019. Total segment gross margin was 16% for the first nine months of 2020 compared with 14% for the first nine months of 2019. The acquired NRC operations contributed $36.7 million of segment gross profit for the first nine months of 2020. Excluding NRC operations, segment gross profit increased 2% to $17.7 million for the first nine months of 2020, compared with $17.4 million for the first nine months of 2019. Excluding NRC operations, segment gross margin was 13% for the first nine months of 2020 compared with 14% for the first nine months of 2019.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $149.4 million, or 22% of total revenue, for the first nine months of 2020, up from $77.7 million, or 17% of total revenue, for the first nine months of 2019. The acquired NRC operations contributed $60.1 million of SG&A for the first nine months of 2020. Excluding NRC operations, total SG&A increased to $89.3 million, or 20% of total revenue, for the first nine months of 2020 compared with $77.7 million, or 17% of total revenue, for the first nine months of 2019.

Environmental Services

Environmental Services segment SG&A increased 230% to $38.8 million, or 11% of segment revenue, for the first nine months of 2020 compared with $11.7 million, or 4% of segment revenue, for the first nine months of 2019. The acquired NRC operations contributed $17.1 million of segment SG&A for the first nine months of 2020. Excluding NRC operations, segment SG&A increased to $21.7 million, or 7% of segment revenue, for the first nine months of 2020 compared with $11.7 million, or 4% of segment revenue, for the first nine months of 2019. The increase in Environmental Services segment SG&A (excluding NRC) is primarily attributable to property insurance recoveries of $9.7 million recognized in the first nine months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018 as well as higher insurance costs and lower bad debt recoveries in the first nine months of 2020 compared to the first nine months of 2019, partially offset by lower professional services expenses and lower employee incentive compensation in the first nine months of 2020 compared to the first nine months of 2019.

Field & Industrial Services

Field & Industrial Services segment SG&A increased 299% to $43.4 million, or 13% of segment revenue, for the first nine months of 2020 compared with $10.9 million, or 9% of segment revenue, for the first nine months of 2019. The acquired NRC operations contributed $31.4 million of segment SG&A for the first nine months of 2020. Excluding NRC operations, segment SG&A increased to $12.0 million, or 9% of segment revenue, for the first nine months of 2020 compared with $10.9 million, or 9% of segment revenue, for the first nine months of 2019. The increase in Field & Industrial Services segment SG&A (excluding NRC) primarily reflects higher employee labor costs, higher intangible asset amortization expense, higher property rental costs and higher property tax expenses in the first nine months of 2020 compared to the first nine months of 2019, partially offset by lower travel-related expenses in the first nine months of 2020 compared to the first nine months of 2019.

Corporate

Corporate SG&A increased to $67.2 million, or 10% of total revenue, for the first nine months of 2020 compared with $55.1 million, or 12% of total revenue, for the first nine months of 2019. The acquired NRC operations contributed $11.5 million of Corporate SG&A for the first nine months of 2020. Excluding NRC operations, Corporate SG&A increased to $55.7 million, or 12% of total revenue, for the first nine months of 2020 compared with $55.1 million, or 12% of total revenue, for the first nine months of 2019. The increase in Corporate SG&A (excluding NRC) primarily reflects higher employee labor and benefits costs, higher information technology related expenses, higher professional services expenses and higher insurance costs in the first nine months of 2020 compared to the first nine months of 2019, partially offset by lower employee incentive compensation costs, lower business development and integration expenses related to the NRC Merger and lower travel-related expenses in the first nine months of 2020 compared to the first nine months of 2019.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for the first nine months of 2020 was (0.2)%, compared with 30.2% for the first nine months of 2019. This decrease was primarily due to the tax benefit on year-to-date losses offset by non-deductible goodwill impairment charges, income tax expense on foreign earnings and decreased non-deductible expenses in the first nine months of 2020 compared to the first nine months of 2019.

Interest expense

Interest expense was $25.1 million for the first nine months of 2020 compared with $11.5 million for the first nine months of 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger in the fourth quarter of 2019, as well as higher borrowings on our Revolving Credit Facility primarily used to fund share repurchases in the first quarter of 2020, partially offset by the impact of lower interest rates in the first nine months of 2020 compared to the first nine months of 2019.

Foreign currency loss

We recognized a $155,000 foreign currency loss for the first nine months of 2020 compared with a $613,000 foreign currency loss for the first nine months of 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2020, we had $31.5 million of intercompany loans subject to currency revaluation.

Other income

Other income was $382,000 for the first nine months of 2020 compared with other income of $342,000 for the first nine months of 2019.

Goodwill impairment charges

As previously discussed, in the first quarter of 2020 we performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million during the first nine months of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 106% to $54.8 million for the first nine months of 2020 compared with $26.7 million for the first nine months of 2019. The acquired NRC operations contributed $26.7 million of depreciation and amortization expense for the first nine months of 2020. Excluding NRC operations, depreciation and amortization expense was $28.1 million for the first nine months of 2020 compared with $26.7 million for the first nine months of 2019, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service subsequent to the first nine months of 2019.

Amortization of intangible assets

Intangible assets amortization expense increased 223% to $27.8 million for the first nine months of 2020 compared with $8.6 million for the first nine months of 2019. The acquired NRC operations contributed $18.8 million of intangible assets amortization expense for the first nine months of 2020. Excluding NRC operations, intangible assets amortization expense was $9.0 million for the first nine months of 2020 compared with $8.6 million for the first nine months of 2019, primarily reflecting additional amortization of intangible assets recorded as a result of US Ecology Sarnia and Impact Environmental Services, Inc. acquisitions.

Share-based compensation

Share-based compensation expense increased 31% to $4.9 million for the first nine months of 2020, compared with $3.7 million for the first nine months of 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 12% to $3.8 million for the first nine months of 2020, compared with $3.4 million for the first nine months of 2019.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $9.7 million in the first nine months of 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses increased 12% to $7.5 million in the first nine months of 2020, compared to $6.7 million in the first nine months of 2019, primarily attributable to post-NRC Merger integration expenses incurred in the first nine months of 2020 and pre-NRC Merger business development expenses incurred in the first nine months of 2019.

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

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating the impact of the COVID-19 pandemic on our financial condition and liquidity. Although the situation is highly uncertain, we analyze a wide range of economic scenarios and consider their impact on our ability to generate cash. These analyses form the basis of our liquidity plans and activities. On March 31, 2020, for example, the Company announced certain cost-saving measures including, but not limited to, cost control initiatives, expected to generate between $15 million to $20 million of savings in 2020; a reduction to planned 2020 capital spending of approximately 30%, expected to save up to $30 million in cash; and suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020, to preserve free cash flow and enhance liquidity. We have also taken advantage of the provision of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, allowing for the deferral of the payment of the employer portion of payroll tax withholdings, expected to yield up to $8 million of additional cash savings in 2020. We are committed to protecting our workforce, managing through lower business activity by redeploying team members to other business lines, reducing hours and taking advantage of furlough programs that enable the Company to better align personnel costs with customer activity levels.

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2020, we had $102.0 million in unrestricted cash and cash equivalents immediately available and $102.7 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future, and that the cost-saving measures described above have strengthened our ability to withstand the adverse impact of the COVID-19 pandemic. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 26, 2020, Predecessor US Ecology amended the Credit Agreement, which provides for a covenant relief period through the earlier of March 31, 2022 and the date the Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. See additional information on the Third Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the nine months ended September 30, 2020, net cash provided by operating activities was $83.2 million. This primarily reflects net loss of $297.0 million, non-cash goodwill impairment charges of $300.3 million, non-cash depreciation, amortization and accretion of $86.5 million and a decrease in accounts receivable of $25.3 million, partially offset by a decrease in accounts payable and accrued liabilities of $19.2 million, an increase in other assets of $8.3 million and an increase in income taxes receivable of $6.3 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The increase in other assets is primarily attributable to prepaid insurance costs and refundable deposits associated with our annual renewal process. The increase in income taxes receivable is primarily attributable to projected net operating losses in 2020 that will be carried back to prior years with taxable income.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 87 days as of September 30, 2020, compared to 84 days as of December 31, 2019 and 79 days as of September 30, 2019.

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

Investing Activities

For the nine months ended September 30, 2020, net cash used in investing activities was $46.4 million, primarily related to capital expenditures of $45.1 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

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

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $24.6 million, consisting primarily of $90.0 million in borrowings on our revolving credit facility, partially offset by $33.4 million in payments on our revolving credit facility and term loan, repurchases of our common stock of $18.3 million, dividend payments to our stockholders of $5.7 million and $4.8 million in payments on our equipment financing obligations. Quarterly cash dividends have been suspended and no dividends were paid in the third quarter of 2020.

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

During the nine months ended September 30, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.74%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $490.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2020.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be reduced based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2020, there were $387.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2020, there were no borrowings outstanding subject to the Sweep Arrangement.

As of September 30, 2020, the availability under the Revolving Credit Facility was $102.7 million with $10.3 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the nine months ended September 30, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.50%.

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

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $490.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021.  For more information, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2020. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2020, $29.5 million of cash equivalents was invested in money market accounts and $5.5 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2020, there were $387.0 million of Revolving Credit Facility loans, and $446.6 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness under the Credit Agreement at September 30, 2020 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.2 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the nine months ended September 30, 2020, we recorded approximately $55.9 million, or 8%, of our revenue in Canada, $13.3 million, or 2%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2020, we had $31.5 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2020, the CAD weakened as compared to the USD resulting in a $707,000 non-cash foreign currency translation loss being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2020, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2020 would have generated a gain or loss of approximately $315,000 for the nine months ended September 30, 2020.

We had a total pre-tax foreign currency loss of $155,000 for the nine months ended September 30, 2020. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

There were no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition. Accordingly, we have not assessed NRC’s internal control over financial reporting as of September 30, 2020. NRC’s financial statements constitute approximately 18% of total assets (excluding goodwill and intangible assets), 36% of revenues and $22.9 million of operating loss (excluding goodwill impairment charges) of the consolidated financial statements of the Company as of and for the nine months ended September 30, 2020.

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

Forward looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for the Company’s services, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict. Such factors may include developments related to the COVID-19 pandemic, including, but not limited to, the duration and severity of additional measures taken by government authorities and the private sector to limit the spread of COVID-19, the integration of the operations of NRC, the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, potential liability in connection with providing oil spill response services and waste disposal services, the effect of existing or future laws and regulations related to greenhouse gases and climate change, the effect of our failure to comply with U.S. or foreign anti-bribery laws, the effect of compliance with laws and regulations, an accident at one of our facilities, incidents arising out of the handling of dangerous substances, our failure to maintain an acceptable safety record, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, the effect of changes in the method of determining LIBOR or the replacement thereto, risks associated with our international operations, the impact of changes to U.S. tariff and import and export regulations, fluctuations in commodity markets related to our business, a change in NRC’s classification as an Oil Spill Removal Organization, cyber security threats, unanticipated changes in tax rules and regulations, the loss of key personnel, a deterioration in our labor relations or labor disputes, our reliance on third-party contractors to provide emergency response services, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets and foreign affairs, our integration of acquired businesses, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, the failure of the warrants to be in the money or their expiration worthless and risks related to our compliance with maritime regulations (including the Jones Act).

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

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. Unlike class claims, PAGA claims cannot be waived by an employee’s agreement to individual arbitration; therefore, the case is proceeding as a pure representative PAGA claim only, absent any individual or class claims against the Company or NRC. The parties participated in a confidential mediation on August 3, 2020, and reached a settlement resolving the pending PAGA claim, subject to court approval of such settlement agreement.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of up to $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, our authorization by the Company’s Board of Directors to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. During the nine months ended September 30, 2020, the Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program.

The following table summarizes the purchases of shares of our common stock during the nine months ended September 30, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2020 (1)	17,169	$57.91	—	$25,000,000
February 1 to 29, 2020	—	—	—	25,000,000
March 1 to 31, 2020	397,600	43.61	17,337,594	7,662,406
April 1 to 30, 2020	—	—	—	7,662,406
May 1 to 31, 2020	—	—	—	7,662,406
June 1 to 30, 2020	—	—	—	7,662,406
July 1 to 31, 2020	—	—	—	7,662,406
August 1 to 31, 2020	—	—	—	7,662,406
September 1 to 30, 2020	—	—	—	7,662,406
Total	414,769	$44.20	17,337,594	$7,662,406
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 6, 2020	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer