Form 10-K
period 2020-12-31
US Ecology, Inc.
filed 2021-03-01
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ⌧

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2020 was approximately $1.06 billion based on the closing price of $33.88 per share as reported on the Nasdaq Global Select Market System.

At February 22, 2021, there were 31,499,536 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.

The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 25, 2021 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2020, portions of which are incorporated by reference into Part III of this Form 10-K.

US ECOLOGY, INC.

FORM 10-K

PART I

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the beliefs and expectations of US Ecology, Inc. (the “Company,” “US Ecology,” “we” or “us), are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

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

ITEM 1. BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, “we,” “our,” “us”	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CWA	Clean Water Act of 1977
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NPDES	National Pollutant Discharge Elimination System
OPA-90	The Oil Pollution Act of 1990
OSRO	Oil Spill Removal Organization
PCBs	Polychlorinated biphenyls
Predecessor US Ecology	US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.), the predecessor to US Ecology
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
RRC	Railroad Commission of Texas
TSCA	Toxic Substances Control Act of 1976
TSDF	Treatment, Storage and Disposal Facility
USACE	U.S. Army Corps of Engineers
USCG	U.S. Coast Guard
USEPA	U.S. Environmental Protection Agency
USNRC	U.S. Nuclear Regulatory Commission
WUTC	Washington Utilities and Transportation Commission

US Ecology is a leading provider of environmental services to commercial and governmental entities. The Company addresses the complex waste management and response needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, leading emergency response and standby services, and a wide range of complementary field services. US Ecology’s focus on safety, environmental compliance and best-in-class customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. US Ecology and its predecessor companies have been in business for more than 65 years. As of December 31, 2020, we employed approximately 3,600 people.

Predecessor US Ecology was incorporated as a Delaware corporation in March 1987 as American Ecology Corporation. On February 22, 2010, Predecessor US Ecology changed its name from American Ecology Corporation to US Ecology, Inc. On November 1, 2019, in connection with the Company’s acquisition of NRC (the “NRC Merger”) pursuant to that certain Agreement and Plan of Merger, dated June 23, 2019 (the “NRC Merger Agreement”), by and among the Company, NRC, Predecessor US Ecology, Rooster Merger Sub, Inc. and ECOL Merger Sub, Inc., a new parent entity of US Ecology completed a merger transaction with Predecessor US Ecology, became the successor to Predecessor US Ecology and changed its name to “US Ecology, Inc.” In connection with the closing of the NRC Merger, Predecessor US Ecology changed its name to “US Ecology Holdings, Inc.,” and remains a wholly-owned subsidiary of US Ecology. Our filings with the SEC are posted on our website at www.usecology.com or can be obtained by accessing the SEC’s website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

We have a network of fixed facilities and service centers operating primarily in the United States, Canada, the United Kingdom and Mexico. Our fixed facilities include five RCRA subtitle C hazardous waste landfills, three landfills serving waste streams regulated by the RRC and one LLRW landfill. We also have various other TSDF facilities located throughout the United States. These facilities generate revenue from fees charged to transport, recycle, treat and dispose of waste and to perform various field services for our customers.

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Annual Report on Form 10-K, all periods presented have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”)—This segment provides safe and compliant specialty waste management services including treatment, disposal, beneficial re-use, and recycling of hazardous, non-hazardous, and other specialty waste at Company-owned treatment, storage, and disposal facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”)—This segment provides safe and compliant logistics and response solutions focusing on “in-field’ service offerings through our network of 10-day transfer facilities. Our logistics solutions include specialty waste packaging, collection, transportation, and total waste management. Our response solutions include land and marine based emergency response, OSRO standby compliance, remediation, and industrial services. The Field Services segment completes our vertically integrated model and serves to increase waste volumes into our Waste Solutions segment.

Energy Waste—This segment provides safe and compliant energy waste management and critical support services to up-stream oil and gas customers in the Permian and Eagle Ford basins primarily operating in Texas. Services include spill containment and site remediation, equipment cleaning & maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

Waste Solutions Segment

Our Waste Solutions involve the transportation, treatment, recycling and disposal of hazardous, non-hazardous and radioactive wastes, and include physical treatment, recycling, landfill and deep-well injection disposal and wastewater treatment services.

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

As of December 31, 2020, the capacity used in the calculation of the useful economic lives of our six Waste Solutions landfills includes approximately 45.0 million cubic yards of remaining permitted airspace capacity and approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills. We believe it is probable that this unpermitted airspace capacity will be permitted in the future based on our analysis of site conditions, past regulatory approvals on adjacent property, and our interactions with regulators on applicable regulations, although there can be no assurance that any additional unpermitted airspace capacity will be permitted in the future.

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

We break our Waste Solutions segment treatment and disposal (“T&D”) revenue into two categories, based on the underlying nature of the revenue source: “Base Business” and “Event Business.”

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

Base Business represented approximately 73% and 78% of disposal revenue (excluding transportation) for the years ended December 31, 2020 and 2019, respectively. Event Business contributed approximately 27% and 22% of disposal revenue (excluding transportation) for the years ended December 31, 2020 and 2019, respectively.

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

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2020, approximately 27% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

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

Field Services Segment

Our Field Services include a wide range of specialty and total waste management services provided to refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities either on-site or at our network of facilities located throughout the United States. Specialty services include industrial cleaning and maintenance, remediation, lab pack, transportation and emergency response. Our specialty and total waste management services are organized into service lines including Emergency Response, Standby Services, Small Quantity Generation, Remediation Services, Total Waste Management, Transfer and Processing, and Industrial Services.

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

Energy Waste Segment

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

As of December 31, 2020, the capacity used in the calculation of the useful economic lives of our three Energy Waste landfills includes approximately 27.5 million cubic yards of remaining permitted airspace capacity.

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

Services include spill containment and site remediation, equipment cleaning & maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal.

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

Our emergency spill response services are designed to address both large-scale and small-scale response events. Large-scale response services typically result from natural disasters such as hurricanes, fires, floods and earthquakes as well as large industrial accidents such as pipeline spills, industrial fires, rail car derailments and marine vessel accidents. These large emergency response events are inherently difficult to predict, and when they occur can result in a significant revenue opportunity. Our small-scale emergency response services address smaller recurring industrial and transportation accidents or discharges. With the combination of our nationwide footprint, our vast service capabilities and specialized asset base, we believe the demand for these emergency response services will increase in line with overall industrial activity. We respond to multiple small-scale spill events per day, every day, across the United States.

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

Mexico represents a growth opportunity for us. The recently privatized Mexican oil and gas market has resulted in the Mexican government actively auctioning off blocks for offshore exploration to leading global oil companies. Although OPA-90 only applies to United States territories, the Mexican government and many leading global and U.S.-based companies seek OSRO-type coverage similar to that required in the United States and other countries. Our primary standby services competitor is currently unable to operate outside of U.S. waters, which leaves us well-positioned to be the provider of choice for these services internationally. This advantage has helped us become a leading OSRO in Mexico.

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

Execute on Marketing Initiatives to Grow Organically. Our sales team is focused on high margin, niche wastes that our competitors may not be able to obtain the necessary regulatory authorizations for or handle cost-effectively. We seek to expand into new markets and offer new services allowing us to cross-sell or bundle services and ultimately drive incremental volume into our existing disposal facilities. In our Waste Solutions segment, our strategy is to achieve Base Business at a level that covers our fixed overhead costs and delivers a reasonable profit, which allows the majority of our Event Business revenue to be realized as operating profit. We aim to continue building our Base Business while remaining flexible enough to handle large cleanup events. In our Field Services segment, our strategy is to provide value-added services that generate downstream waste treatment and disposal opportunities for our Waste Solutions segment while expanding service offerings to existing customers.

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

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities. We pursue selective acquisitions to expand our disposal network, customer base and geographic footprint. We have had success achieving this in recent years through our targeted acquisition strategy, acquiring EQ Holdings, Inc. (“EQ”) in 2014, Environmental Services Inc. (“ESI”) and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016, ES&H of Dallas, LLC (“ES&H Dallas”) and Ecoserv Industrial Disposal, LLC (“Winnie”) in

2018, NRC and W.I.S.E. Environmental Solutions Inc. (“US Ecology Sarnia”) in 2019 and Impact Environmental Services, Inc. in 2020. The acquisition of NRC allowed us to expand our operations as a leading provider of emergency response and standby services while also providing a network of over 50 locations to leverage our field service capabilities, industrial services and total waste management programs. In addition, the NRC Merger provided us an entry into specialty landfill and waste services supporting upstream oil and gas exploration. We will continue to seek acquisition opportunities to further expand our service offerings across the environmental services value chain while maintaining our commitment to compliance, safety and customer service excellence.

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

Specialized Asset Base and Essential Regulatory Certifications. We maintain a specialized asset base and essential regulatory certifications to respond to environmental events throughout the globe whenever such events occur. We have a broad fleet of vessels, marine equipment, vehicles, rolling stock and other equipment that requires extensive training and expertise to operate. Replacing or replicating our fleet of vessels and barges utilized by our Field Services segment would be difficult and costly for potential competitors because our vessels are customized with oil spill recovery equipment and other vessel modifications specifically designed to enhance our effectiveness. Federal, state and local legislation and other environmental agencies require numerous certifications and accreditations. These certifications are often cost and time prohibitive to obtain and require expensive multi-step, complex permitting processes. We have decades of experience successfully permitting and maintaining regulatory compliance. Certain of our barges have also been grandfathered into certain regulatory requirements. Certain of our vessels, because they are used exclusively as oil spill response vessels, are exempt from certain regulatory requirements. For example, regulations requiring barges carrying oil to have double hulls generally do not impact our current fleet. Our specialized asset base, essential regulatory certifications and entrenched market position pose a barrier to entry for potential competitors.

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

Diverse Markets and Customer Base. In 2020, we serviced more than 8,000 commercial and governmental entities, such as refineries, chemical production facilities, heavy manufacturers, steel mills, oil and gas exploration companies, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

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

Competition

Our Waste Solutions segment competes with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Heritage Environmental Services and Waste Management, Inc. Other hazardous waste disposal competitors include, but are not limited to, Tradebe, Ross Environmental, Harsco Corporation and Veolia Environmental Services. Our waste disposal competitors serving the Permian and Eagle Ford oil fields include Republic Services, Inc., Waste Management, Inc. and Waste Connections, Inc. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, Inc. We believe the principal competitive factors applicable to these businesses are:

●	price;
●	specialized permits and “niche” service offerings;
●	customer service;
●	operational efficiency and technical expertise;
●	comprehensive and bundled services;
●	regulatory compliance and worker safety;
●	industry reputation and brand name recognition;
●	transportation distance; and
●	state or province and local community support.

Competition within our Field Services segment varies by locality and type of service rendered, with competition coming from large national and regional service providers and hundreds of privately-owned firms that offer field or industrial services. We believe that our primary field services competitors are Clean Harbors, Inc., Harsco Corporation, Heritage Environmental Services, Tradebe, Veolia Environmental Services and Waste Management, Inc. Each of these competitors is able to provide most if not all of the field services we offer. We believe that our primary standby services competitor is Marine Spill Response Corporation, a not-for-profit USCG-classified OSRO.

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

Maritime Regulations

We own and use in our operations 44 vessels registered under the U.S. flag. Accordingly, we are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our U.S.-flag vessels are subject to the jurisdiction of the USCG, the United States Customs and Border Protection and the United States Maritime Administration. We are also subject to international laws and conventions and the local laws of foreign jurisdictions where we operate.

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

Insurance, Financial Assurance and Risk Management

We carry a broad range of insurance coverage including general liability, automobile liability, real and personal property, business interruption, workers compensation, directors and officers liability, environmental impairment liability, international and marine coverages in addition to other coverage customary for a company of our size in our industry. We purchase primary property, casualty and excess liability policies through traditional third party insurance carriers. We are self-insured for employee healthcare coverage with stop-loss insurance covering excess liabilities.

Our domestic casualty insurance program provides coverage for commercial general liability, employer’s liability and automobile liability in the aggregate amount of $36.0 million each, per year, subject to a $250,000 retention per occurrence for our commercial general liability; a $350,000 deductible per occurrence for workers’ compensation and employer’s liability and a $500,000 deductible per occurrence for our automobile liability. Our workers compensation insurance limits are established by state statutes. Our Canadian casualty insurance program provides primary coverage for commercial general liability and automobile liability in the aggregate amount of $36.0 million each, per year, subject to a 50,000 Canadian dollars retention for general liability and deductibles starting from 500 Canadian dollars for automobile liability depending on applicable policy.

Our domestic property program provides coverage for real and personal property, business interruption and contractors’ equipment with a loss limit of $35.0 million, subject to a $2.5 million deductible per occurrence for property and business interruption and a $500,000 deductible per occurrence for contractors’ equipment. The program also includes flood, earthquake and wind coverage within the loss limit subject to applicable deductibles. For our Vernon, California facility, we maintain an additional $10.0 million of coverage for earthquakes subject to a $25,000 deductible per occurrence. A separate boiler and machinery program with a loss limit of $100.0 million for property damage and business interruption is also maintained. Our Canadian property program provides coverage for real and personal property, business interruption and contractors’ equipment with a loss limit of 84.0 million Canadian dollars, subject to applicable per-occurrence deductibles. This program includes flood, wind and earth-movement coverage within the stated loss limits. A separate Canadian boiler and machinery program with a loss limit of 86.1 million Canadian dollars is also maintained.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed limited operations at our Grand View, Idaho facility in February 2019 and have continued to regain additional capabilities throughout 2020. We are nearing completion on the construction of a new treatment building and supporting infrastructure with assumed resumption of full capabilities in 2021. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event may result in the loss of business, profits or customers during the time of such closure. As a result, our insurance policies may not fully compensate us for these losses.

Federal, state and provincial regulations require financial assurance to cover the cost of final closure and post closure obligations at certain operating and non-operating disposal facilities. Acceptable forms of financial assurance include third party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2020, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts. As of December 31, 2020, we have provided collateral of $5.6 million in funded trust agreements, $23.2 million in surety bonds, issued $3.6 million in letters of credit for financial assurance and have insurance policies of approximately $117.8 million for closure and post closure obligations (dedicated state-controlled closure and post closure funds provide financial assurance for our Washington and Nevada facilities). We maintain surety bonds for closure costs associated with the Blainville, Québec, Canada facility. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. As of December 31, 2020, we had $816,000 in commercial surety bonds dedicated for closure obligations at our Blainville, Québec, Canada facility.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. Our domestic and Canadian pollution liability programs provide coverage for these types of losses in the aggregate amount of $50.0 million and 25.0 million Canadian dollars per year, respectively, each subject to a $250,000 retention per occurrence. We also carry domestic and Canadian contractors professional environmental liability insurance in the aggregate amount of $25.0 million and 5.0 million Canadian dollars per year, respectively. The domestic program is subject to a $100,000 retention per occurrence and the Canadian program is subject to a 25,000 Canadian dollars deductible per incident. We also have a combination of standalone RCRA site specific policies with total aggregate limit of $68.0 million subject to a $250,000 retention.

For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters.

NRC carried a broad range of insurance coverage specific to its operations most of which were maintained through December 31, 2019. Duplicative NRC insurance policies and/or programs were absorbed or combined throughout 2020, except for a separate and standalone property insurance program insuring the legacy NRC properties. This separate property policy provides coverage for real and personal property, business interruption and equipment with a loss limit of approximately $52.0 million blanket limits of insurance, $1.0 million for earthquake, flood, windstorm or hail and deductibles up to $25,000 depending on peril.

Marine exposures are addressed through a robust marine insurance package including hull and machinery, protection and indemnity, vessel pollution and other liability and excess insurance coverages with total loss limits of $150.0 million.

International operations exposures are addressed under locally placed insurance policies compulsory in the specific countries of operation and benefit from excess and difference in condition coverages with total loss limits of $36.0 million.

Significant Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2020, 2019, or 2018.

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

Human Capital Resources

On December 31, 2020, we had approximately 3,600 employees, of which approximately 400 in the United States and 100 in Canada were represented by various labor unions.

Our employees are our most valued asset at US Ecology. We believe that inclusion, equity, and diversity is essential to providing the best service to our customers. Through our Diversity and Inclusion Program, our team is focused on identifying our greatest opportunities to attract and develop diverse and high-performing talent. US Ecology pays our employees what we believe are market competitive wages, which include company-wide incentive programs and generous benefits to enable us to retain and develop employees into the future leaders of our industry.

We care about our employees’ experience and continuously measure and improve employment practices. Through annual surveys, town-hall meetings, and an open-door policy, employees influence and affect change in our policies, programs, and practices. Our annual engagement survey measures our progress while collecting anonymous feedback to provide perspective on what matters most to our people. This leads to better decisions about resource deployment, benefit programs, leader effectiveness, and the overall employment experience. These continuous improvements attempt to ensure we provide best-in-class services to our customers while enabling our business units to achieve their goals.

During fiscal 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, our subcontractors and our customers. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we modified the way we conduct many aspects of our business to reduce the number of in-person interactions. For example, we significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. With the safety of our employees as our first priority, we also rolled our 80 hours of incremental COVID-19 paid time off for each team member to address medical needs of their families dealing with this virus. This program was renewed in 2021. Finally, many of our administrative and operational functions during this time have required modification as well, including most of our administrative and support staff switching to remote work where feasible.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of US Ecology as of December 31, 2020:

Name	Age	Title
Jeffrey R. Feeler	51	President and Chief Executive Officer
Simon G. Bell	50	Executive Vice President and Chief Operating Officer
Eric L. Gerratt	50	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	62	Executive Vice President of Sales and Marketing
Andrew P. Marshall	54	Executive Vice President of Regulatory Compliance & Safety

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that could adversely affect our business, operations and financial results. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary, and other risks that we face, can be found below following this summary.

Risks Affecting All of Our Business

●	The COVID-19 pandemic and resulting adverse economic conditions has had and may continue to have a negative impact on our business, financial condition and results of operations.
●	We may be unable to renew key contracts or perform under our contracts which could impact our profitability.
●	Adverse economic conditions, as well as fluctuations in the commodity market related to the demand and production of energy-related commodities, may harm our business.
●	Failure to comply with applicable U.S. or foreign laws, including environmental laws and regulations, could negatively impact our business and result in us incurring material liability.
●	Existing and future regulations related to climate change could negatively impact our business and impose additional compliance requirements on us and our customers.
●	Any accident at one of our facilities may result in significant litigation or the imposition of significant fines.
●	We handle dangerous substances and failure to handle such substances properly or maintain an acceptable safety record may have an adverse impact on our business.
●	Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our results of operations.
●	We may experience risks from our international operations, including the risk that we may not be able to enforce contracts in non-U.S. countries, we may be subject to restrictive activities by U.S. or foreign governments which could limit our business activities and foreign exchange rates may fluctuate.
●	Changes to U.S. tariff and import/export regulations may negatively affect the markets we serve and ultimately harm us.
●	A change in, or revocation of, our classification as an OSRO could result in a loss of business.
●	A cybersecurity incident could negatively impact our business and our relationships with customers.
●	Loss of key employees, as well as a change or deterioration in our labor relations, could harm our business.
●	We may be unable to enter into arrangements with independent contractors who provide important emergency response services to our customers on financially acceptable terms.

Additional Risks of Our Waste Solutions and Energy Waste Businesses

●	Our energy waste business could be adversely affected by changes in laws regulating energy waste.
●	Lower crude oil prices may adversely affect the level of development and production activity of energy companies, which could decrease the demand for our energy waste business.
●	If we are unable to obtain the necessary levels of insurance and financial assurances required for our operations, our business would be adversely affected.
●	We are subject to operating and litigation risks that may not be covered by insurance.
●	A significant portion of our business depends upon non-recurring event cleanup projects over which we have no control.
●	If we are unable to obtain regulatory approvals and contracts for construction of additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.

●	If we are unable to renew our operating permits or lease agreements with regulatory bodies, our business would be adversely affected.
●	We may not be able to obtain timely or cost-effective transportation services which could adversely affect our profitability, and an increase in transportation costs may reduce our earnings.
●	The hazardous and radioactive waste industries in which we operate are subject to litigation risk, which could result in significant liability.

Additional Risks of Our Field Services Business

●	A significant portion of our Field Services segment depends upon the demand for cleanup of spills and other remedial projects and regulatory developments over which we have no control.

Additional Risks of Completed and Potential Acquisitions

●	The Company may be unable to integrate the business of NRC and realize the benefits (including goodwill or other intangible assets) of the NRC Merger and we continue to incur substantial expenses in connection with the NRC Merger.
●	Acquisitions that we undertake could be difficult to integrate or disrupt our business, which would ultimately disrupt our results of operations.
●	In the event that we undertake future acquisitions, we may not be able to successfully execute our acquisition strategy, and the timing and number of acquisitions we pursue may cause volatility in our financial results.

Risks Relating to Our Capital Structure

●	We may not be able or willing to pay future dividends.
●	Future stock issuances may adversely affect common stock ownership interest and rights in comparison with those of other security holders.
●	The price of our common stock has fluctuated in the past and this may make it difficult for stockholders to resell shares of common stock at times or may make it difficult for stockholders to sell shares of common stock at prices they find attractive.
●	Anti-takeover provisions in our organizational documents and under Delaware law may impede or discourage a takeover, which could cause the market price of our common stock to decline.
●	The sale of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.
●	Fluctuations in price of our common stock may make it difficult for stockholders to resell shares of common stock or may make it difficult for stockholders to sell shares of common stock at prices they find attractive.
●	There is no guarantee that our warrants will ever be in the money and they may expire worthless.
●	Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our credit agreement restricts our ability to engage in certain corporate and financial transactions.
●	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.

Risks Related to the Jones Act

●	Our business would be adversely affected if we failed to comply with the Jones Act.
●	Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for a substantial portion of our services and could have a material adverse effect on our business.
●	Our common stock is subject to restrictions on ownership by non-U.S. Citizens, which could require divestiture by non-U.S. Citizen stockholders and could have a negative impact on its value.

General Risk Factors

●	Our market is highly competitive and the failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.
●	Adverse economic conditions, government funding or competitive pressures affecting our customers could harm our business.
●	If we fail to comply with applicable laws and regulations our business could be adversely affected.
●	We could be subject to significant fines and penalties, and our reputation could be adversely affected, if our businesses, or third parties with whom we have a relationship, were to fail to comply with U.S. or foreign laws or regulations.
●	We are subject to complex laws, rules and regulations relating to our securities, including rules and regulations promulgated by the SEC, that can adversely affect the cost, manner or feasibility of doing business.
●	Our participation in multi employer pension plans may subject us to liabilities that could materially adversely affect our liquidity, cash flows and results of operations.
●	A cybersecurity incident could negatively impact our business and our relationships with customers.
●	Unanticipated changes in our tax positions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
●	Loss of key management or sales personnel could harm our business.

Risks Affecting All of Our Businesses

The COVID-19 pandemic and resulting adverse economic conditions has had and will continue to have a negative impact on our business, financial condition and results of operations.

In December 2019, COVID-19 began spreading around the world. The spread of COVID-19 has resulted in temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories around the world, including, starting in March 2020, the United States. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures, many of which remain in effect on the date of this Annual Report on Form 10-K. The COVID-19 pandemic has also decreased industrial demand for, exacerbated downward pressures on, crude oil and natural gas.

Prolonged unfavorable economic conditions, and any resulting recession or slowed economic growth, has resulted and may continue to result in lower demand for certain of our services as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations. For example, declines in the price of oil and natural gas have adversely impacted energy companies, which have caused them to reduce capital expenditures, which has and is expected to continue to adversely affect our energy waste business. In addition, certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which may, as a result, adversely impact our business in the short term and may in the future materially adversely affect our business, financial condition and results of operations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will return to previous levels in the future. While we cannot predict the ultimate impact of the COVID-19 pandemic and while we have taken certain measures to strengthen our resiliency to the COVID-19 pandemic, we expect our financial results to continue to be adversely impacted. We also continue to monitor the disruption in capital markets caused by the COVID-19 pandemic. If capital markets conditions deteriorate and we need to access the capital markets there can be no assurance that we will be able to obtain such financing on commercially reasonable terms or at all.

Despite our efforts to manage the effects of the COVID-19 pandemic, their ultimate impact is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as actions taken by governments and private parties to contain its spread and mitigate its public health effects. We do not yet know the full extent of the potential impact to our business or the global economy as a whole, which could be significant. In addition, we cannot predict the ultimate impact that the COVID-19 pandemic will have on our customers, suppliers, vendors, and other business partners, and each of their financial conditions. However, any material effect on these parties could adversely impact us.

The COVID-19 pandemic could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, cyber-attacks, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with the pandemic, our operations may be negatively affected. An extended period of remote work arrangements could also increase operational risks, including but not limited to cybersecurity risks, which could impair our ability to manage our business. Refer to “A cybersecurity incident could negatively impact our business and our relationships with customers” risk discussed under General Risk Factors below.

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

The impact of the COVID-19 pandemic may also aggravate other risks described herein, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) and/or stock price. In addition, the COVID-19 pandemic may also affect our operating or financial results in a manner that is not presently known to us or that we do not consider to present significant risks to operations.

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

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We resumed limited operations at our Grand View, Idaho facility in February 2019 and regained additional capabilities throughout the remainder of 2020. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We have not otherwise been named as a defendant in any third-party action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses.

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

Moreover, our business is also impacted by the negotiation and implementation of free trade agreements between the United States and other countries. Such agreements can reduce barriers to international trade and thus the cost of conducting business overseas. For instance, the United States reached a new trilateral trade agreement with the governments of Canada and Mexico – the United States-Mexico-Canada Agreement (“USMCA”) – to replace the North American Free Trade Agreement (“NAFTA”). The USMCA came into effect on July 1, 2020. If any of the countries withdraws from USMCA, our cost of doing business within the three countries could increase.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

Our financial results could be adversely affected by foreign exchange fluctuations.

We operate in the United States, Canada, the United Kingdom, Mexico, Europe, the Middle East, and Africa but report revenue, costs and earnings in U.S. dollars. In fiscal 2020, we recorded approximately 11% of our revenues outside of the United States. Exchange rates between the U.S. dollar and local currencies are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of non-cash translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are further subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

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

The Company is a party to collective bargaining agreements covering approximately 500, or approximately 14%, of our employees. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

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

Additional Risks of Our Waste Solutions and Energy Waste Business

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers compensation, directors and officers liability, environmental impairment liability, business interruption and other coverage customary for a company of our size in our business. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers to mitigate risk of loss. We are self-insured for employee healthcare coverage. Stop loss insurance is carried covering liability on claims in excess of $300,000 per individual. Accrued costs related to the self-insured healthcare coverage were $3.3 million and $1.0 at December 31, 2020 and 2019, respectively. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2020, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds.  We continue to use self-funded trust accounts for our post closure obligations at our U.S. non-operating sites and utilize closure and post-closure insurance to address any balance deficits in these accounts. We use commercial surety bonds for our Canadian operations and for our Texas energy waste landfills. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2020, we had provided collateral of $5.6 million in funded trust agreements, $23.2 million in surety bonds, issued $3.6 million in letters of credit for financial assurance and have insurance policies of approximately $117.8 million for closure and post closure obligations at covered U.S. operating facilities. As of December 31, 2020, we have $816,000 in commercial surety bonds dedicated for closure obligations at our Blainville, Québec, Canada facility.

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

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2020, approximately 27% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions. A reduction in the number and size of new cleanup projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

Additional Risks of Our Field Services Business

A significant portion of our Field Services segment depends upon the demand for cleanup of spills and other remedial projects and regulatory developments over which we have no control.

A significant portion of our Field Services segment consists of remediation, recycling, industrial cleaning and maintenance, transportation, total waste management, technical services, and emergency response services. Demand for these services can be affected by the commencement and completion of cleanup of major spills and other events, customers’ decisions to undertake remedial projects, seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers’ spending for remedial activities, the timing of regulatory decisions relating to hazardous waste management projects, changes in regulations governing the management of hazardous waste, changes in the waste processing industry towards waste minimization and the propensity for delays in the demand for remedial services, and changes in governmental regulations relevant to our diverse operations. We do not control such factors and, as a result, our revenue and income can vary from quarter to quarter or year to year, and past financial performance may not be a reliable indicator of future performance.

Additional Risks of Completed and Potential Acquisitions

The Company may be unable to integrate successfully the business of NRC and realize the anticipated benefits of the NRC Merger

On November 1, 2019, the Company closed the NRC Merger. The success of the NRC Merger depends, in large part, on the ability of the Company to realize the anticipated benefits, including cost savings, from combining the businesses of the Company and NRC. Prior to the acquisition of NRC, the Company had never pursued an acquisition of comparable size or complexity. To realize these anticipated benefits, the businesses of the Company and NRC must be integrated successfully. This integration is complex and time consuming. The failure to successfully integrate and manage the challenges presented by the integration process may result in the combined company not fully achieving the anticipated benefits of the NRC Merger. Any failure to timely realize these anticipated benefits would have a material adverse effect on our business, operating results, and financial condition, and could also have a material and adverse effect on the trading price or trading volume of our common stock. Potential difficulties the Company may encounter as part of the integration process, many of which may be beyond the control of management, include the following:

●	the inability to successfully combine the businesses of the Company and NRC in a manner that permits the combined company to achieve the full synergies anticipated to result from the NRC Merger;
●	complexities and unanticipated issues associated with managing the combined businesses, including the challenge of integrating complex systems, technology, networks, financial procedures, communications programs and other assets, procedures or policies of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers and other constituencies;
●	coordinating geographically separated organizations, systems and facilities;
●	difficulties in managing a larger combined company, addressing possible differences in business backgrounds, corporate cultures, maintaining employee morale and management philosophies and retaining key personnel;
●	unanticipated changes in applicable laws and regulations;
●	integrating the workforces of the two companies while maintaining focus on achieving strategic initiatives;
●	the possibility of faulty assumptions underlying expectations regarding the integration process;
●	potential unknown liabilities and unforeseen increased or new expenses, delays or regulatory conditions associated with the NRC Merger;
●	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
●	managing tax costs or inefficiencies associated with integrating the operations of the combined company

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

The Company has incurred, and expects to continue to incur, substantial expenses related to the integration of the Company and NRC.

The Company expects to incur substantial expenses in connection with the integration of the Company and NRC. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting, finance and payroll. While the Company has assumed that a certain level of expenses would be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings.

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

As a result of acquisitions since 2010, including our acquisition of NRC in 2019, we have goodwill of $413.0 million, non-amortizing intangible assets of $82.9 million and amortizing intangible assets of $441.1 million at December 31, 2020. We are required to test goodwill and non-amortizing intangible assets at least annually to determine if impairment has occurred. We are also required to test goodwill and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge.

Based on the results of those tests, during 2020 we recorded a $363.9 million goodwill impairment charge on our Energy Waste (“EW”) reporting unit, a $14.4 million goodwill impairment charge on our Field Services reporting unit, a $5.5 million goodwill impairment charge on our International reporting unit and a $21.1 million impairment charge on non-amortizing operating permit intangible assets.

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

The Company suspended its quarterly dividend, commencing with the second quarter of 2020, to preserve free cash flow and enhance liquidity in response to the COVID-19 pandemic. Our ability to pay dividends is subject to our future financial condition and certain conditions such as continued compliance with covenants contained in the Credit Agreement. Our Board of Directors must also approve any dividends at their sole discretion. Pursuant to the Credit Agreement, we may only declare quarterly or annual dividends if on the date of declaration, no event of default has occurred and no other event or condition has occurred that would constitute an event of default due to the payment of the dividend. Unforeseen events or situations could cause non-compliance with these covenants, or cause the Board of Directors to discontinue or reduce the amount of any future dividend payment.

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

On April 18, 2017, Predecessor US Ecology entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. On August 6, 2019 and November 1, 2019, the Credit Agreement was amended to permit and provide for Wells Fargo to lend $450.0 million in incremental terms loans to pay off the existing debt of NRC in connection with the NRC Merger, to pay the fees, costs and expenses in connection with the NRC Merger and to pay down outstanding revolving credit loans under the Revolving Credit Facility. As of December 31, 2020, we had total indebtedness of $792.5 million, comprised of $445.5 million of term loans and $347.0 million of revolving credit loans out of a $500.0 million revolving credit commitment under the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (1) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (2) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us and (3) termination of the Credit Agreement. The term loan is due upon the earliest to occur of (i) November 1, 2026 (or, with respect to any lender, such later date as requested by us and accepted by such lender) and (ii) termination of the Credit Agreement. The Credit Agreement makes us vulnerable to adverse general economic or industry conditions and increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates, and limits our ability to obtain additional financing in the future for working capital or other purposes.

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

The Credit Agreement also contains certain financial covenants requiring us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated total net leverage ratio of 4.00 to 1.00. On June 26, 2020, Predecessor US Ecology entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 maximum consolidated total net leverage ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. At December 31, 2020, we were in compliance with the financial covenants in the Credit Agreement, as amended by the Third Amendment.

Following the covenant relief period, our financial covenants under the Credit Agreement will revert to their original, pre-Third Amendment levels. As of December 31, 2020, we would not have been in compliance with the financial covenants in the Credit Agreement had the covenant relief period under the Third Amendment not been in effect. A breach of either of the financial covenants would constitute an event of default as defined in the Credit Agreement and, if we are unable to obtain or extend a waiver from our lenders, could result in the acceleration of all borrowings then outstanding. An amendment to the Credit Agreement to decrease the consolidated interest coverage ratio, increase the total net leverage ratio, or both, may result in higher interest rates on outstanding borrowings and therefore higher interest expense, and may not be achievable on terms acceptable to us or at all. We may be unable to satisfy our obligations upon an event of default and we may not be able to refinance our borrowings under the Credit Facility on commercially reasonable terms or at all.

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

The aggregate percentage of non-U.S. Citizen ownership of our outstanding common stock is expected to fluctuate based on daily trading and may increase above the 24% maximum permitted percentage. At and during such times that the 24% permitted percentage of shares of common stock held by non-U.S. Citizens is reached, we will be unable to issue any further shares of common stock to non-U.S. Citizens (including any shares issuable upon exercise of the warrants) or permit transfers of common stock to non-U.S. Citizens. Any issuance or transfer of shares in excess of such permitted percentage shall be ineffective against us, and neither we nor our transfer agent are required to register such purported issuance or transfer of shares or be required to recognize the purported transferee or owner as our stockholder for any purpose whatsoever except to exercise our remedies. Any such excess shares in the hands of a non-U.S. Citizen shall not have any voting or dividend rights. In addition, we, in our discretion, are entitled to redeem all or any portion of such shares most recently acquired (as determined by our Board of Directors in accordance with guidelines that are set forth in the charter), by non-U.S. Citizens, in excess of such maximum permitted percentage for such class or series at a redemption price based on a fair market value formula that is set forth in the charter, which is to be paid by the issuance of redemption warrants (the “Redemption Warrants”) permitting the holders to receive shares of common stock in the future when the receipt thereof would not violate the charter at an exercise price of $0.01 per share. In the event that we determine that Redemption Warrants would be treated by the USCG as capital stock, or if we are unable to issue the Redemption Warrants for any other reason, we may redeem the excess shares with cash, promissory notes or a combination of both at the discretion of our board of directors.

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

General Risk Factors

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

Based upon the information available to us from plan administrators as of April 30, 2020, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, or by changes in the valuation of our deferred tax assets and liabilities. Additionally, our effective tax rate may be affected by the tax effects of acquisitions or restructuring activities we may undertake, changes in share-based compensation, newly enacted tax legislation and uncertain tax positions we may take in the short term in response to such legislation. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service in the United States and other tax authorities in the various countries in which we operate, which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from examinations could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2020 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

Location	Segment	Function	Own/Lease
Beatty, Nevada	Waste Solutions	Waste treatment and landfill disposal	Lease
Robstown, Texas	Waste Solutions	Waste treatment, landfill disposal and recycling	Own
Grand View, Idaho	Waste Solutions	Waste treatment and landfill disposal	Own
Belleville, Michigan	Waste Solutions	Waste treatment and landfill disposal	Own
Blainville, Québec, Canada	Waste Solutions	Waste treatment and landfill disposal	Own/Lease
Richland, Washington	Waste Solutions	Landfill disposal	Sublease
Winnie, Texas	Waste Solutions	Waste processing and deep-well disposal	Own
Detroit, Michigan	Waste Solutions	Waste treatment	Own
Canton, Ohio	Waste Solutions	Waste treatment and recycling	Own
Harvey, Illinois	Waste Solutions	Waste treatment	Own
York, Pennsylvania	Waste Solutions	Waste treatment	Own
Tulsa, Oklahoma	Waste Solutions	Waste treatment	Own
Romulus, Michigan	Waste Solutions	Recycling	Own
Mt. Airy, North Carolina	Waste Solutions	Waste treatment	Own
Tilbury, Ontario, Canada	Waste Solutions	Waste treatment	Own
Vernon, California	Waste Solutions	Waste treatment	Own
Sulligent, Alabama	Field Services	Field and industrial waste management	Own
Tampa, Florida	Field Services	Field and industrial waste management	Own
Taylor, Michigan	Field Services	Field and industrial waste management	Own
Bayonne, New Jersey	Field Services	Field and industrial waste management	Lease
Atlanta, Georgia	Field Services	Field and industrial waste management	Lease
Wrentham, Massachusetts	Field Services	Field and industrial waste management	Own
Dallas, Texas	Field Services	Field and industrial waste management	Own
Midland, Texas	Field Services	Field and industrial waste management	Own
Kenai, Alaska	Field Services	Field and industrial waste management	Lease
Anchorage, Alaska	Field Services	Field and industrial waste management	Lease
Williston, Vermont	Field Services	Field and industrial waste management	Lease
Portland, Maine	Field Services	Field and industrial waste management	Lease
Kennedy, Texas	Energy Waste	Landfill disposal	Own
Pecos County, Texas	Energy Waste	Landfill disposal	Own
Reagan County, Texas	Energy Waste	Landfill disposal	Own
Boise, Idaho	Corporate	Corporate Headquarters	Lease

In addition to the principal physical properties detailed in the table above, the Company owns or leases a number of smaller (less than 20,000 sq. ft.) properties supporting our Field Services segment.

The following table provides additional information for our facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2020.

			Permitted	Non‑Permitted	Estimated
		Total	Airspace	Airspace	Life
Location	Segment	Acreage	(Cubic Yards)	(Cubic Yards)	(Years)
Beatty, Nevada (1)	Waste Solutions	480	7,708,552	—	41
Robstown, Texas (2)	Waste Solutions	1,425	9,896,978	—	59
Grand View, Idaho (3)	Waste Solutions	1,411	10,015,235	18,100,000	287
Belleville, Michigan (4)	Waste Solutions	455	12,135,887	—	29
Blainville, Québec, Canada (5)	Waste Solutions	350	5,257,026	—	19
Richland, Washington (6)	Waste Solutions	100	20,449	—	35
Karnes County, Texas (7)	Energy Waste	382	4,564,055	—	25
Reagan County, Texas (8)	Energy Waste	645	11,727,106	—	274
Pecos County, Texas (9)	Energy Waste	207	11,198,337	—	135
Total			72,523,625	18,100,000
(1)	Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. The facility operates on 480 acres owned by the state of Nevada. Our operations are governed by an operating agreement with the state of Nevada, executed in April 2016, with an initial term of 20 years (and an optional 20-year extension), and a year-to-year periodic tenancy lease with the State, last amended in April 2007. In 2016, the facility secured permit modifications from the Nevada Division of Environmental Protection and the USEPA authorizing the construction of a new landfill unit at the facility. The first phase of this new landfill was completed in 2017. The state of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.
(2)	Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 1,185 acres of adjacent land for future expansion. We also own 240 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006. In January 2018, the Texas Commission of Environmental Quality approved our permit for landfill expansion onto 180 acres of our adjacent land, adding approximately 10 million cubic yards, or 30 years, of future airspace.
(3)	Our Grand View, Idaho facility, purchased in 2001, is located on 1,252 acres of Company-owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility that provides a clay source for site operations (liner construction and waste treatment). We also own 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal facility. This site has two enclosed rail-to-truck waste transfer facilities located adjacent to the main line of the Union Pacific Railroad.
(4)	Our Belleville, Michigan facility began operations in 1957 and began disposing of waste in the onsite landfill in 1969. The facility is located on 455 acres owned by the Company approximately 30 miles from Detroit, Michigan. We also own 12 acres of land nine miles from the facility adjacent to a rail line where we have operated a rail transfer station since 1998.
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
(6)	Our Richland, Washington LLRW facility has been in operation since 1965 and is located on 100 acres of land leased by the State of Washington from the federal government on the U.S. Department of Energy Hanford Reservation approximately 35 miles west of Richland, Washington. We sublease this property from the State of Washington. The lease between the State of Washington and the federal government expires in 2063. We renewed our sublease with the State in 2005 for ten years with four ten-year renewal options, giving us control of the property until the year 2055 provided that we meet our obligations and operate in a compliant manner. The facility’s intended operating life is equal to the period of the sublease. The State assesses user fees for local economic development, state regulatory agency expenses and a dedicated trust account to pay for long-term care after the facility closes. The State maintains separate, dedicated trust funds for future closure and post-closure costs.
(7)	Our Karnes County, Texas facility, located in the Permian Basin on 135 acres owned by the Company approximately six miles southwest of Kennedy, Texas, began operations in February 2016. We own an additional 247 acres of adjacent land for future expansion if needed. The commercial disposal facility accepts energy-related waste only and is regulated by the RRC under a five-year permit cycle with renewal issued upon request provided no outstanding operational issues.
(8)	Our Reagan County, Texas facility, located in the Permian Basin on 645 acres owned by the Company approximately 30 miles northwest of Big Lake, Texas, began operations in July 2019. The commercial disposal facility accepts energy-related waste only and is regulated by the RRC under a five-year permit cycle with renewal issued upon request provided no outstanding operational issues.
(9)	Our Pecos County, Texas facility, located in the Permian Basin on 207 acres owned by the Company approximately 28 miles north of Fort Stockton, Texas, began operations in June 2019. The commercial disposal facility accepts energy-related waste only and is regulated by the RRC under a five-year permit cycle with renewal issued upon request provided no outstanding operational issues.

We also own 640 acres in Andrews County, Texas, located in the Permian Basin approximately 25 miles west of Andrews, Texas. The site is permitted for approximately 11.5 million cubic yards of energy-related waste disposal, however, we have not constructed any landfill capacity at the site as of December 31, 2020.  The site is regulated by the RRC under a five-year permit cycle with renewal issued upon request provided no outstanding operational issues.

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

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. The parties participated in a confidential mediation on August 3, 2020, and reached a settlement resolving the pending PAGA claim. The court issued a Notice of Entry of Judgment on October 30, 2020, approving the parties’ settlement. The settlement administrator confirmed that the notices and aggregate settlement payments of $500,000 were paid to aggrieved employees on December 28, 2020, in accordance with the distribution timeline. This matter is resolved.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol ECOL and our warrants are listed on the Nasdaq Capital Market under the symbol ECOLW. As of February 10, 2021, there were approximately 20,391 beneficial owners of our common stock and one holder of record of our warrants.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the Nasdaq Composite Index and Dow Jones Waste & Disposal Services Index for the period from the end of fiscal 2015 to the end of fiscal 2020. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return(1) Among

US Ecology, Inc., Nasdaq Composite Index and

Dow Jones Waste & Disposal Services Index

US Ecology, Inc.
Nasdaq Composite
Dow Jones US Waste & Disposal Services Index
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2015
2016
2017
2018
2019
2020

			Dow Jones
			US Waste &
		Nasdaq	Disposal
Date	US Ecology, Inc.	Composite	Services Index
December 31, 2015	$100.00	$100.00	$100.00
December 31, 2016	$137.27	$108.87	$121.15
December 31, 2017	$144.48	$141.13	$141.84
December 31, 2018	$180.57	$137.12	$142.00
December 31, 2019	$167.97	$187.44	$191.83
December 31, 2020	$105.72	$271.64	$204.42
(1)	Total return assuming $100 invested on December 31, 2015 and reinvestment of dividends on the day they were paid.

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

Issuer Purchases of Equity Securities

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors’ authorized the repurchase of $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, the Company’s Board of Directors authorization to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. The

Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program during the year ended December 31, 2020.

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2020:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2020 (1)	17,169	$57.91	—	$25,000,000
February 1 to 29, 2020	—	—	—	25,000,000
March 1 to 31, 2020	397,600	43.61	17,337,594	7,662,406
April 1 to 30, 2020	—	—	—	7,662,406
May 1 to 31, 2020	—	—	—	7,662,406
June 1 to 30, 2020	—	—	—	—
July 1 to 31, 2020	—	—	—	—
August 1 to 31, 2020	—	—	—	—
September 1 to 30, 2020	—	—	—	—
October 1 to 31, 2020	—	—	—	—
November 1 to 30, 2020	—	—	—	—
December 1 to 31, 2020	—	—	—	—
Total	414,769	$44.20	17,337,594	$—
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2020, 2019 and 2018.

ITEM 6. SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

US Ecology is a leading provider of environmental services to commercial and governmental entities. The Company addresses the complex waste management and response needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, leading emergency response and standby services, and a wide range of complementary field services. US Ecology’s focus on safety, environmental compliance and best-in-class customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships.

We have a network of fixed facilities and service centers operating primarily in the United States, Canada, the United Kingdom and Mexico. Our fixed facilities include five RCRA subtitle C hazardous waste landfills, three landfills serving waste streams regulated by the RRC and one LLRW landfill. We also have various other TSDF facilities located throughout the United States. These facilities generate revenue from fees charged to transport, recycle, treat and dispose of waste and to perform various field services for our customers.

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Annual Report on Form 10-K, all periods presented have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”)—This segment provides safe and compliant specialty waste management services including treatment, disposal, beneficial re-use, and recycling of hazardous, non-hazardous, and other specialty waste at Company-owned treatment, storage, and disposal facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”)—This segment provides safe and compliant logistics and response solutions focusing on “in-field’ service offerings through our network of 10-day transfer facilities. Our logistics solutions include specialty waste packaging, collection, transportation, and total waste management. Our response solutions include land and marine based emergency response, OSRO standby compliance, remediation, and industrial services. The Field Services segment completes our vertically integrated model and serves to increase waste volumes into our Waste Solutions segment.

Energy Waste—This segment provides safe and compliant energy waste management and critical support services to up-stream oil and gas customers in the Permian and Eagle Ford basins primarily operating in Texas. Services include spill containment and site remediation, equipment cleaning & maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

In order to provide insight into the underlying drivers of our waste volumes and related T&D revenues, we evaluate period-to-period changes in our T&D revenue for our Waste Solutions segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes. The composition of the Waste Solutions segment T&D revenues by waste generator industry for the years ended December 31, 2020 and 2019 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Year Ended December 31,
Generator Industry	2020	2019
Chemical Manufacturing	19%	17%
Metal Manufacturing	16%	16%
Broker / TSDF	12%	13%
General Manufacturing	11%	12%
Government	8%	9%
Refining	6%	9%
Utilities	6%	3%
Transportation	4%	5%
Waste Management & Remediation	3%	2%
Mining, Exploration and Production	2%	2%
Other (2)	13%	12%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

We also categorize our Waste Solutions T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source.

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

During 2020, Base Business revenue declined 7% compared to 2019. Base Business revenue was approximately 73% of total 2020 T&D revenue, down from 78% in 2019. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2020, approximately 27% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

Geographical Information

For the year ended December 31, 2020, we derived $835.3 million, or 89%, of our revenue in the United States, $73.3 million, or 8%, of our revenue in Canada, $19.9 million, or 2%, of our revenue in the Europe, Middle East and Africa (“EMEA”) region, and less than 1% of our revenue from other international regions. For the year ended December 31, 2019, we derived $589.1 million, or 86%, of our revenue in the United States, $88.5 million, or 13%, of our revenue in Canada, $5.1 million, or 1%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. For the year ended December 31, 2018, we derived $495.2 million or 87% of our revenue in the United States and $70.8 million or 13% of our revenue in Canada.

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

Significant Events

Our results of operations have been affected by certain significant events during the past three fiscal years including, but not limited to:

2020 Events

Impact of the COVID-19 Pandemic: The COVID-19 pandemic continued to affect our business through the fourth quarter of 2020. The impact of temporary closures and staff reductions by industrial facilities has yet to be fully assessed and understood. We have experienced lower waste volumes resulting from these closures, which we expect to continue until industrial facilities resume normal levels of production. We have also experienced, and expect to continue to experience, delays and deferments of industrial cleaning services and some of our field services as our customers limit on site visitation and delay noncritical services based on business conditions. However, we expect the Company’s services-based business to remain stable as we are experiencing growth in our small quantity generation services and our emergency response business has seen an increase in COVID-19 decontamination projects.

Our Energy Waste segment has been, and will likely continue to be, adversely impacted as energy companies reduce capital expenditures as a result of downward pressure on oil, natural gas and natural gas liquid (“NGL”) prices, which have been exacerbated during the COVID-19 pandemic. In the first half of 2020, oil prices moved downward to historic lows due in part to concerns about the COVID-19 pandemic and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of the Organization of Petroleum Exporting Countries (“OPEC”). While OPEC agreed in April 2020 to cut production, price recovery has been slow and may not return to pre-2020 levels for the foreseeable future. As a result, customers in the upstream oil and gas exploration industry and some downstream refineries in the energy sector have reduced capital expenditures, which has adversely affected the demand for our energy waste services.

The Company’s ability to weather the negative impacts of the COVID-19 pandemic was bolstered by the Company’s cost-saving measures implemented during the 2020 fiscal year, including cost control initiatives, a reduction to planned 2020 capital spending of approximately 35% compared to the budgeted capital spending levels and suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020 to preserve free cash flow and enhance liquidity. The Company has also taken advantage of the provision of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, to defer of the payment of the employer portion of payroll tax withholdings, which yielded approximately $7.5 million of additional cash savings in 2020. While management continues to closely monitor the impact of the COVID-19 pandemic and government and private sector responses to it in each of the locations and sectors in which the Company does business, we believe that the Company’s strategy during the pandemic has increased the Company’s resiliency and positioned the Company to take advantage of any post-pandemic recovery. Nevertheless, we expect that the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Part I, Item 1A – Risk Factors” in this Annual Report on Form 10-K.

Goodwill and Intangible Asset Impairment Charges: During the year ended December 31, 2020 the Company recorded goodwill impairment charges of $363.9 million related to its Energy Waste reporting unit, $14.4 million related to its Field Services reporting unit, $5.5 million related to its International reporting unit and intangible asset impairment charges of $21.1 million on certain Field Services segment operating permit intangible assets. See Note 13 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

2019 Events

NRC Merger: On November 1, 2019, the Company completed its merger with NRC, a leader in comprehensive environmental, compliance and waste management services to the marine and rail transportation, general industrial and energy industries. The addition of NRC’s substantial service network strengthened and expanded US Ecology’s suite of environmental services, including oil and gas exploration and production landfill disposal capabilities, and expanded opportunities to establish US Ecology as a leader in standby and emergency response services. The total merger consideration was $1,008.2 million, net of cash acquired, and was funded through the issuance of equity and with proceeds under a new $450.0 million seven-year term loan. The NRC Merger affects the comparability of 2019 with previous years, including as follows:

●	Revenue and operating losses from the legacy NRC business for the period from November 1, 2019 to December 31, 2019 included in the Company’s consolidated statements of operations for the year ended December 31, 2019 were $70.2 million and $9.1 million, respectively.
●	We incurred $24.4 million of business development expenses during the year ended December 31, 2019 in connection with the NRC Merger, primarily for due diligence, transaction expenses and business integration purposes.
●	We recorded $309.5 million of intangible assets and $577.4 million of goodwill on our Consolidated Balance Sheet as a result of the NRC Merger. Acquired finite-lived intangibles will be amortized over their estimated useful life ranging from two to 16 years. Goodwill and indefinite-lived intangibles are tested for impairment at least annually.

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

Results of Operations

Our operating results and percentage of revenues for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,						2020 vs. 2019		2019 vs. 2018
$s in thousands	2020	%	2019	%	2018	%	$ Change	% Change	$ Change	% Change
Revenue
Waste Solutions	$425,413	46%	$440,547	64%	$400,678	71%	$(15,134)	(3)%	$39,869	10%
Field Services	473,754	51%	232,402	34%	165,250	29%	241,352	104%	67,152	41%
Energy Waste	34,687	3%	12,560	2%	—	n/m %	22,127	176%	12,560	n/m
Total	$933,854	100%	$685,509	100%	565,928	100%	$248,345	36%	119,581	21%
Gross Profit
Waste Solutions	$161,282	38%	$170,992	39%	147,475	37%	$(9,710)	(6)%	23,517	16%
Field Services	82,266	17%	35,007	15%	22,619	14%	47,259	135%	12,388	55%
Energy Waste	1,501	4%	3,835	31%	—	n/m	(2,334)	(61)%	3,835	n/m
Total	$245,049	26%	$209,834	31%	170,094	30%	$35,215	17%	39,740	23%
Selling, General & Administrative Expenses
Waste Solutions	$28,814	7%	$16,059	4%	22,542	6%	$12,755	79%	(6,483)	(29)%
Field Services	58,027	12%	23,774	10%	10,742	7%	34,253	144%	13,032	121%
Energy Waste	24,249	70%	3,612	29%	—	n/m	20,637	571%	3,612	n/m
Corporate	89,977	n/m	97,678	n/m	59,056	n/m	(7,701)	(8)%	38,622	65%
Total	$201,067	22%	$141,123	21%	92,340	16%	$59,944	42%	48,783	53%
Adjusted EBITDA
Waste Solutions	$174,385	41%	$184,133	42%	160,179	40%	$(9,748)	(5)%	23,954	15%
Field Services	69,869	15%	26,707	11%	18,457	11%	43,162	162%	8,250	45%
Energy Waste	1,157	3%	3,626	29%	—	n/m	(2,469)	(68)%	3,626	n/m
Corporate	(75,252)	n/m	(65,100)	n/m	(53,556)	n/m	(10,152)	16%	(11,544)	22%
Total	$170,159	18%	$149,366	22%	$125,080	22%	$20,793	14%	$24,286	19%

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net (loss) income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill and intangible asset impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. The reconciliation of Net (loss) income to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,			2020 vs. 2019		2019 vs. 2018
$s in thousands	2020	2019	2018	$ Change	% Change	$ Change	% Change
Net (loss) income	$(389,359)	$33,140	$49,595	$(422,499)	(1,275)%	$(16,455)	(33)%
Income tax (benefit) expense	(4,242)	16,659	15,263	(20,901)	(125)%	1,396	9%
Interest expense	32,595	19,239	12,130	13,356	69%	7,109	59%
Interest income	(258)	(605)	(215)	347	(57)%	(390)	181%
Foreign currency loss (gain)	1,134	733	(55)	401	55%	788	(1,433)%
Other income	(788)	(455)	(2,630)	(333)	73%	2,175	(83)%
Property and equipment impairment charges	—	25	—	(25)	(100)%	25	n/m
Goodwill and intangible asset impairment charges	404,900	—	3,666	404,900	n/m	(3,666)	(100)%
Depreciation and amortization of plant and equipment	66,561	41,423	29,207	25,138	61%	12,216	42%
Amortization of intangible assets	37,344	15,491	9,645	21,853	141%	5,846	61%
Share-based compensation	6,651	5,544	4,366	1,107	20%	1,178	27%
Accretion and non-cash adjustment of closure & post-closure liabilities	4,000	4,388	3,707	(388)	(9)%	681	18%
Gain on property insurance recoveries	—	(12,366)	(347)	12,366	(100)%	(12,019)	3,464%
Business development and integration expenses	11,621	26,150	748	(14,529)	(56)%	25,402	3,396%
Adjusted EBITDA	$170,159	$149,366	$125,080	$20,793	14%	$24,286	19%

Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net (loss) income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

2020 Compared to 2019

Revenue

Total revenue increased 36% to $933.9 million in 2020, compared with $685.5 million in 2019. The acquired NRC operations contributed $318.7 million of total revenue in 2020 compared with $70.2 million of total revenue for our period of ownership in 2019. Excluding NRC operations, total revenue was $615.2 million in 2020, compared with $615.3 million in 2019.

Waste Solutions

Waste Solutions segment revenue decreased 3% to $425.4 million in 2020, compared to $440.5 million in 2019. T&D revenue decreased 1% in 2020 compared to 2019, primarily as a result of a 7% decrease in Base Business revenue and a 20% increase in project-based Event Business revenue. Transportation and logistics service revenue decreased 12% in 2020 compared to 2019, reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 13% in 2020 compared to 2019.

T&D revenue from recurring Base Business waste generators decreased 7% in 2020 compared to 2019 and comprised 73% of total T&D revenue. The decrease in Base Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the refining, metal manufacturing, broker/TSDF, chemical manufacturing and general manufacturing industry groups, partially offset by an increase in Base Business T&D revenue from the Other industry group.

T&D revenue from Event Business waste generators increased 20% in 2020 compared to 2019 and comprised 27% of total T&D revenue. The increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the utilities, chemical manufacturing, metal manufacturing and waste management & remediation industry groups, partially offset by decreases in Event Business T&D revenue from the refining and transportation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by waste generator industry for 2020 compared to 2019:

T&D Revenue Growth
2020 vs. 2019
Utilities	88%
Waste Management & Remediation	45%
Other	7%
Chemical Manufacturing	2%
Government	-2%
General Manufacturing	-2%
Metal Manufacturing	-3%
Mining, Exploration & Production	-4%
Broker / TSDF	-10%
Transportation	-15%
Refining	-34%

Field Services

Field Services segment revenue increased 104% to $473.8 million in 2020 compared with $232.4 million in 2019. The acquired NRC operations contributed $283.9 million of segment revenue in 2020, compared to $57.7 million of segment revenue for our period of ownership in 2019. Excluding NRC operations, segment revenue increased 9% to $189.9 million in 2020, compared with $174.7 million in 2019. The increase in Field Services segment revenue (excluding NRC) is primarily attributable to higher revenues from our Small Quantity Generation, Emergency Response, Total Waste Management and Remediation business lines, partially offset by lower revenues from our Transportation and Logistics and Industrial Services business lines.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment revenue was $34.7 million in 2020 compared with $12.6 million for our period of ownership in 2019.

Gross Profit

Total gross profit increased 17% to $245.0 million in 2020, up from $209.8 million in 2019. Total gross margin was 26% in 2020 compared with 31% in 2019. The acquired NRC operations contributed $56.5 million of total gross profit in 2020 compared with $14.0 million of total gross profit for our period of ownership in 2019. Excluding NRC operations, total gross profit decreased 4% to $188.5 million in 2020, compared with $195.8 million in 2019. Excluding NRC operations, total gross margin was 31% in 2020 compared with 32% in 2019.

Waste Solutions

Waste Solutions segment gross profit decreased 6% to $161.3 million in 2020, down from $171.0 million in 2019. Total segment gross margin was 38% in 2020 compared with 39% in 2019. Waste Solutions segment gross profit in 2019 includes $7.0 million in business interruption insurance recoveries for lost profits related to hurricane damage at our Robstown, Texas facility in 2017 and the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 42% for 2020 compared with 45% for 2019.

Field Services

Field Services segment gross profit increased 135% to $82.3 million in 2020, up from $35.0 million in 2019. Total segment gross margin was 17% for 2020 compared with 15% for 2019. The acquired NRC operations contributed $55.0 million of segment gross profit in 2020 compared with $10.2 million of segment gross profit for our period of ownership in 2019. Excluding NRC operations, segment gross profit increased 10% to $27.3 million in 2020, compared with $24.8 million in 2019. Excluding NRC operations, segment gross margin was 14% in both 2020 and 2019.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment gross profit was $1.5 million in 2020 compared with $3.8 million for our period of ownership in 2019. Total segment gross margin was 4% in 2020 compared with 31% for our period of ownership in 2019. The decrease in segment gross margin was attributable to a less favorable mix of fixed verses variable costs on lower revenues in 2020 compared to our period of ownership in 2019.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $201.1 million, or 22% of total revenue, in 2020 compared with $141.1 million, or 21% of total revenue, in 2019. The acquired NRC operations contributed $83.4 million of SG&A in 2020 compared with $23.1 million of SG&A for our period of ownership in 2019. Excluding NRC operations, total SG&A was $117.7 million, or 19% of total revenue, in 2020 compared with $118.1 million, or 19% of total revenue, in 2019.

Waste Solutions

Waste Solutions segment SG&A increased 79% to $28.8 million, or 7% of segment revenue, in 2020 compared with $16.1 million, or 4% of segment revenue, in 2019. The increase in Waste Solutions segment SG&A primarily reflects property insurance recoveries of $12.4 million recognized in 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018 as well as higher insurance costs and higher losses on disposal of fixed assets in 2020 compared to 2019, partially offset by higher insurance proceeds for damaged property and equipment and lower employee incentive compensation in 2020 compared to 2019.

Field Services

Field Services segment SG&A increased 144% to $58.0 million, or 12% of segment revenue, in 2020 compared with $23.8 million, or 10% of segment revenue, in 2019. The acquired NRC operations contributed $42.3 million of segment SG&A in 2020 compared with $8.6 million of segment SG&A for our period of ownership in 2019. Excluding NRC operations, segment SG&A increased to $15.7 million, or 8% of segment revenue, in 2020 compared with $15.2 million, or 9% of segment revenue, in 2019. The increase in Field Services segment SG&A (excluding NRC) primarily reflects higher property rental costs, higher intangible asset amortization expense, higher property tax expenses and higher employee labor costs in 2020 compared to 2019, partially offset by lower travel-related expenses in 2020 compared to 2019.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment SG&A was $24.2 million, or 70% of segment revenue, in 2020 compared with $3.6 million, or 29% of segment revenue, for our period of ownership in 2019. The increase in segment SG&A as a percentage of segment revenue is attributable to a less favorable mix of fixed verses variable costs on lower revenues in 2020 compared to our period of ownership in 2019.

Corporate

Corporate SG&A was $90.0 million, or 10% of total revenue, in 2020 compared with $97.7 million, or 14% of total revenue, in 2019. The acquired NRC operations contributed $16.8 million of Corporate SG&A in 2020 compared with $10.8 million of Corporate SG&A for our period of ownership in 2019. Excluding NRC operations, Corporate SG&A decreased to $73.2 million, or 12% of total revenue, in 2020 compared with $86.8 million, or 14% of total revenue, in 2019. The decrease in Corporate SG&A (excluding NRC) primarily reflects lower business development and integration expenses, the recognition of a favorable legal settlement of $2.5 million in 2020 for the reimbursement of health insurance related overcharges in prior years and lower travel related expenses in 2020 compared to 2019, partially offset by higher labor and incentive compensation costs, higher information technology related expenses and higher insurance costs in 2020 compared to 2019.

Components of Adjusted EBITDA

Income tax expense

Our effective income tax rate for 2020 was 1.1% compared to 33.5% in 2019. The decrease was primarily due to non-deductible goodwill impairment charges, partially offset by tax benefit on losses.

Interest expense

Interest expense was $32.6 million in 2020 compared with $19.2 million in 2019. The increase is the result of higher outstanding debt levels primarily attributable to our new $450.0 million Term Loan used to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger, as well as higher borrowings on our Revolving Credit Facility, primarily used to fund share repurchases in the first quarter of 2020, partially offset by the impact of lower interest rates in 2020 compare to 2019. See Note 16 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information about the Company’s debt.

Foreign currency loss (gain)

We recognized a $1.1 million non-cash foreign currency loss in 2020 compared with a $733,000 non-cash foreign currency loss in 2019. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2020, we had $32.9 million of intercompany loans subject to currency revaluation.

Other income

Other income was $788,000 in 2020 compared with other income of $455,000 in 2019.

Goodwill and intangible asset impairment charges

During the year ended December 31, 2020 the Company recorded goodwill impairment charges of $363.9 million related to its Energy Waste reporting unit, $14.4 million related to its Field Services reporting unit, $5.5 million related to its International reporting unit and intangible asset impairment charges of $21.1 million on certain operating permit intangible assets. See Note 13 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 61% to $66.6 million in 2020 compared with $41.4 million in 2019. The acquired NRC operations contributed $28.1 million of depreciation and amortization expense in 2020 compared with $5.5 million of depreciation and amortization expense for our period of ownership in 2019. Excluding NRC operations, depreciation and amortization expense was $38.5 million in 2020 compared with $35.9 million in 2019, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service in 2020.

Amortization of intangibles

Intangible assets amortization expense increased 141% to $37.3 million in 2020 compared with $15.5 million in 2019. The acquired NRC operations contributed $25.4 million in 2020 compared with $3.9 million of intangible assets amortization expense for our period of ownership in 2019. Excluding NRC operations, intangible assets amortization expense was $11.9 million in 2020 compared with $11.6 million in 2019.

Share-based compensation

Share-based compensation expense increased 20% to $6.7 million in 2020, compared with $5.5 million 2019, primarily reflecting incremental share-based compensation associated with replacement restricted stock units issued in connection with the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 9% to $4.0 million in 2020 compared with $4.4 million in 2019, primarily reflecting higher favorable non-cash adjustments to post-closure liabilities recorded in 2019 due to changes in cost estimates and timing associated with closed sites.

Gain on property insurance recoveries

The Company recognized gains on property-related insurance recoveries of $12.4 million in 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018.

Business development and integration expenses

Business development and integration expenses decreased to $11.6 million in 2020, compared to $26.2 million in 2019. Business development and integration expenses in 2020 were primarily related to post-merger integration expenses associated with the NRC Merger. Business development and integration expenses in 2019 included $24.4 million of pre-acquisition business development costs and post-acquisition integration expenses associated with the NRC Merger.

2019 Compared to 2018

Revenue

Total revenue increased 21% to $685.5 million in 2019, compared with $565.9 million in 2018. The acquired NRC operations contributed $70.2 million of total revenue for our period of ownership in 2019. Excluding NRC operations, total revenue increased 9% to $615.3 million in 2019, compared with $565.9 million in 2018.

Waste Solutions

Waste Solutions segment revenue increased 10% to $440.5 million in 2019, compared to $400.7 million in 2018. T&D revenue increased 12% in 2019 compared to 2018, primarily as a result of a 8% increase in Base Business revenue and a 19% increase in project-based Event Business revenue. 2019 transportation and logistics service revenue (excluding NRC) was consistent with 2018. Tons of waste disposed of or processed increased 34% in 2019 compared to 2018, primarily reflecting incremental volumes disposed at our Winnie, Texas deep-well facility that was acquired in the fourth quarter of 2018 as well as a 6% increase in tons of waste disposed of or processed at our other facilities in 2019 compared to 2018.

T&D revenue from recurring Base Business waste generators increased 8% in 2019 compared to 2018 and comprised 78% of total T&D revenue. The increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the broker/TSDF, transportation, “Other,” general manufacturing and government industry groups, partially offset by lower T&D revenue from the refining industry group.

T&D revenue from Event Business waste generators increased 19% in 2019 compared to 2018 and comprised 22% of total T&D revenue. The increase in Event Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the government, transportation, chemical manufacturing and metal manufacturing industry groups, partially offset by lower T&D revenue from the “Other” industry group.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by waste generator industry for 2019 compared to 2018:

T&D Revenue Growth
2019 vs. 2018
Transportation	110%
Government	42%
Mining, Exploration & Production	19%
Broker / TSDF	12%
Metal Manufacturing	11%
Chemical Manufacturing	9%
General Manufacturing	5%
Utilities	1%
Other	-2%
Refining	-6%
Waste Management & Remediation	-25%

Field Services

Field Services segment revenue increased 41% to $232.4 million in 2019 compared with $165.3 million in 2018. The acquired NRC operations contributed $57.7 million of segment revenue for our period of ownership in 2019. Excluding NRC operations, segment revenue increased 6% to $174.7 million in 2019, compared with $165.3 million in 2018. The increase in Field Services segment revenue (excluding NRC) is primarily attributable to higher Transportation and Logistics revenues, growth in our Emergency Response business line primarily as a result of our acquisition of ES&H Dallas in the third quarter of 2018 and higher revenues from our Small Quantity Generation business line, partially offset by lower revenues from our Total Waste Management and Industrial Services business lines.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment revenue was $12.6 million for our period of ownership in 2019.

Gross Profit

Total gross profit increased 23% to $209.8 million in 2019, up from $170.1 million in 2018. Total gross margin was 31% in 2019 compared with 30% in 2018. The acquired NRC operations contributed $14.0 million of total gross profit for our period of ownership in 2019. Excluding NRC operations, total gross profit increased 15% to $195.8 million in 2019, compared with $170.1 million in 2018. Excluding NRC operations, total gross margin was 32% in 2019 compared with 30% in 2018.

Waste Solutions

Waste Solutions segment gross profit increased 16% to $171.0 million in 2019, up from $147.5 million in 2018. Total segment gross margin was 39% in 2019 compared with 37% in 2018. Waste Solutions segment gross profit in 2019 includes $7.0 million in business interruption insurance recoveries for lost profits related to hurricane damage at our Robstown, Texas facility in 2017 and the incident at our Grand View, Idaho facility in the fourth quarter of 2018. T&D gross margin was 45% for 2019 compared with 42% for 2018.

Field Services

Field Services segment gross profit increased 55% to $35.0 million in 2019, up from $22.6 million in 2018. Total segment gross margin was 15% for 2019 compared with 14% for 2018. The acquired NRC operations contributed $10.2 million of segment gross profit for our period of ownership in 2019. Excluding NRC operations, segment gross profit increased 10% to $24.8 million in 2019, compared with $22.6 million in 2018. Excluding NRC operations, segment gross margin was 14% in both 2019 and 2018.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment gross profit was $3.8 million for our period of ownership in 2019. Total segment gross margin was 31% for our period of ownership in 2019.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $141.1 million, or 21% of total revenue, in 2019 compared with $92.3 million, or 16% of total revenue, in 2018. The acquired NRC operations contributed $23.1 million of SG&A for our period of ownership in 2019. Excluding NRC operations, total SG&A increased to $118.0 million, or 19% of total revenue, in 2019 compared with $92.3 million, or 16% of total revenue, in 2018.

Waste Solutions

Waste Solutions segment SG&A decreased 29% to $16.1 million, or 4% of segment revenue, in 2019 compared with $22.5 million, or 6% of segment revenue, in 2018. The decrease in Waste Solutions segment SG&A primarily reflects property insurance recoveries of $12.4 million recognized in 2019 related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018, partially offset by higher insurance costs, higher intangible asset amortization expense and higher labor and incentive compensation costs.

Field Services

Field Services segment SG&A increased 121% to $23.8 million, or 10% of segment revenue, in 2019 compared with $10.7 million, or 7% of segment revenue, in 2018. The acquired NRC operations contributed $8.6 million of segment SG&A for our period of ownership in 2019. Excluding NRC operations, segment SG&A increased to $15.2 million, or 9% of segment revenue, in 2019 compared with $10.7 million, or 7% of segment revenue, in 2018. The increase in Field Services segment SG&A (excluding NRC) primarily reflects incremental costs associated with new facilities.

Energy Waste

Our Energy Waste segment was added subsequent to, and as a result of, the NRC Merger on November 1, 2019. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations. Energy Waste segment SG&A was $3.6 million, or 29% of segment revenue, for our period of ownership in 2019.

Corporate

Corporate SG&A was $97.7 million, or 14% of total revenue, in 2019 compared with $59.1 million, or 10% of total revenue, in 2018. The acquired NRC operations contributed $10.9 million of Corporate SG&A for our period of ownership in 2019. Excluding NRC operations, Corporate SG&A increased to $86.8 million, or 14% of total revenue, in 2019 compared with $59.1 million, or 10% of total revenue, in 2018. The increase in Corporate SG&A (excluding NRC) primarily reflects higher business development and integration expenses (including $17.0 million of expenses related to the NRC Merger), higher labor and incentive compensation costs and higher information technology related expenses in 2019 compared to 2018.

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

Impairment charges

Based on the results of our 2018 interim assessment of the goodwill and intangible assets of our Mobile Recycling reporting unit, which is part of our Waste Solutions segment, we recorded impairment charges of $3.7 million in the third quarter of 2018. See Note 13 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on these impairment charges.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 42% to $41.4 million in 2019 compared with $29.2 million in 2018. The acquired NRC operations contributed $5.5 million of depreciation and amortization expense for our period of ownership in 2019. Excluding NRC operations, depreciation and amortization expense was $35.9 million in 2019 compared with $29.2 million in 2018, primarily reflecting additional depreciation expense on assets placed in service, including assets associated with the ES&H Dallas, Winnie and US Ecology Sarnia acquisitions.

Amortization of intangibles

Intangible assets amortization expense increased 61% to $15.5 million in 2019 compared with $9.6 million in 2018. The acquired NRC operations contributed $3.9 million of intangible assets amortization expense for our period of ownership in 2019. Excluding NRC operations, intangible assets amortization expense was $11.6 million in 2019 compared with $9.6 million in 2018, primarily reflecting additional amortization of intangible assets recorded as a result of ES&H Dallas, Winnie and US Ecology Sarnia acquisitions.

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

Liquidity and Capital Resources

We are continually evaluating the impact of the COVID-19 pandemic on our financial condition and liquidity. Although the situation remains uncertain, we believe that we have sufficient cash flow from operations and available borrowings under the Revolving Credit Facility to execute our business strategy in the short and longer term. The Company’s ability to weather the negative impacts of the COVID-19 pandemic was bolstered by the Company’s cost-saving measures implemented during the 2020 fiscal year, including cost control initiatives, a reduction to planned 2020 capital spending of approximately 35% compared to the budgeted capital spending levels; and suspension of the Company’s quarterly dividend, commencing with the second quarter of 2020 to preserve free cash flow and enhance liquidity. The Company has also taken advantage of the provision of the Coronavirus Aid, Relief and Economic Security Act, which was signed into law on March 27, 2020, to defer the payment of the employer portion of payroll tax withholdings, which yielded approximately $7.5 million of additional cash savings in 2020. While management continues to closely monitor the impact of the COVID-19 pandemic and government and private sector responses to it in each of the locations and sectors in which the Company does business, we believe that the Company’s strategy during the pandemic has increased the Company’s resiliency and positioned the Company to take advantage of any post-pandemic recovery.

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2020, we had $73.8 million in unrestricted cash and cash equivalents immediately available and $121.9 million of borrowing capacity, subject to our leverage covenant limitation, available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future, and that the cost-saving measures described above have strengthened our ability to withstand the adverse impact of the COVID-19 pandemic. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 26, 2020, Predecessor US Ecology amended the Credit Agreement to provide for a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. See additional information on the Third Amendment under “Amendments to the Credit Agreement” below.

Operating Activities. In 2020, net cash provided by operating activities was $107.1 million. This primarily reflects net loss of $389.4 million, non-cash goodwill and intangible asset impairment charges of $404.9 million, non-cash depreciation, amortization and accretion of $107.9 million, a decrease in accounts receivable of $8.4 million and share-based compensation and business development and integration expenses of $7.8 million, partially offset by a decrease in accounts payable and accrued liabilities of $13.6 million, an increase in income taxes receivable of $7.0 million and an increase in other assets of $5.4 million. Impacts on net loss are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The increase in other assets is primarily attributable to prepaid insurance costs and refundable deposits associated with our annual renewal process. The increase in income taxes receivable is primarily attributable to net operating losses in 2020 that will be carried back to prior years with taxable income for a refund of taxes paid in those prior tax years, which were at higher tax rates.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO as of December 31, 2020, was 86 days as compared to 84 days as of December 31, 2019.

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

Investing Activities. In 2020, net cash used in investing activities was $57.6 million, primarily related to capital expenditures of $57.4 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

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

Financing Activities. During 2020, net cash used in financing activities was $18.5 million, consisting primarily of $90.0 million in borrowings on our revolving credit facility, partially offset by $74.5 million in payments on our revolving credit facility and term loan, repurchases of our common stock of $18.3 million, $6.3 million in payments on our equipment financing obligations and dividend payments to our stockholders of $5.7 million. Quarterly cash dividends were suspended commencing with the second quarter of 2020 and no dividends have been paid since the first quarter 2020.

During 2019, net cash provided by financing activities was $384.4 million, consisting primarily of $448.9 million of borrowings, net of original issue discount, under the term loan used primarily to refinance the indebtedness of NRC and pay transaction expenses incurred in connection with the NRC Merger and $43.0 million of Revolving Credit Facility borrowings primarily used for the payment of NRC Merger-related expenses and to fund the purchase of US Ecology Sarnia, partially offset by $80.0 million of repayments of outstanding Revolving Credit Facility borrowings, $15.9 million of dividend payments to our stockholders and $9.4 million of deferred financing costs paid in connection with the amendment of the Credit Agreement and the issuance of the term loan.

During 2018, net cash provided by financing activities was $72.9 million, consisting primarily of $87.0 million in proceeds under the Credit Agreement to fund the acquisition of Winnie and $2.4 million in proceeds received from the exercise of stock options, partially offset by $15.8 million of dividend payments to our stockholders.

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for the $500.0 million, five-year Revolving Credit Facility, including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the Credit Agreement was amended in November 2019 in connection with the NRC Merger and further amended on June 26, 2020 pursuant to the Third Amendment (as defined below). In addition, as a result of the consummation of the NRC Merger, the borrower under the Credit Facility is Predecessor US Ecology, a wholly-owned subsidiary of the Company. In connection with Predecessor US Ecology’s entry into the Credit Agreement, Predecessor US Ecology terminated its existing credit agreement with Wells Fargo, dated June 17, 2014 (the “2014 Credit Agreement”). Immediately prior to the termination of the 2014 Credit Agreement, there were $278.3 million of term loans and no revolving loans outstanding under the 2014 Credit Agreement. No early termination penalties were incurred as a result of the termination of the 2014 Credit Agreement.

During the year ended December 31, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.98%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $480.0 million, or approximately 61%, of the Revolving Credit Facility and term loan borrowings outstanding as of December 31, 2020.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At December 31, 2020, there were $347.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2020, there were no amounts outstanding subject to the Sweep Arrangement.

As of December 31, 2020, the availability under the Revolving Credit Facility was $121.9 million, subject to our leverage covenant limitation, with $9.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the year ended December 31, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.45%.

On June 26, 2020, Predecessor US Ecology entered into the third amendment (the “Third Amendment”) to the Credit Agreement. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, during the covenant relief period, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement)

See Note 16 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the Company’s debt.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology’s contractual obligations at December 31, 2020 become due as follows:

	Payments Due by Period
$s in thousands	Total	2021	2022-2023	2024-2025	Thereafter
Closure and post-closure obligations (1)	$394,543	$6,679	$12,391	$15,353	$360,120
Credit agreement obligations (2)	792,500	4,500	9,000	356,000	423,000
Interest expense (3)	122,958	27,847	48,934	35,403	10,774
Total contractual obligations (4)	$1,310,001	$39,026	$70,325	$406,756	$793,894
(1)	For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2130.
(2)	At December 31, 2020, there were $347.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (a) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (b) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement, as amended) by us, and (c) the date of termination of the revolving credit commitment. At December 31, 2020 there were $445.5 million of term loan borrowings outstanding. The term loan matures on November 1, 2026 and requires principal repayment of 1% annually.
(3)	Interest expense has been calculated using the interest rate of 3.00% in effect at December 31, 2020 on the unhedged variable rate portion of the Revolving Credit Facility borrowings and 3.69% on the fixed rate hedged portion of the Revolving Credit Facility borrowings. Interest expense has been calculated using the interest rate of 2.65% in effect at December 31, 2020 on the unhedged variable rate portion of the term loan borrowings and 3.33% on the fixed rate hedged portion of the term loan borrowings. The interest expense calculation reflects assumed payments on the Revolving Credit Facility and the term loan borrowings consistent with the disclosures in footnote (2) above.
(4)	As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $239,000, such amounts have not been included in the table above.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $394.5 million at December 31, 2020, with a median payment year of 2075. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2020. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2020, our weighted-average credit-adjusted risk-free interest rate was 5.4%. For financial reporting purposes, our recorded closure and post-closure obligations were $95.9 million and $86.4 million as of December 31, 2020 and 2019, respectively.

Through December 31, 2020, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

U.S. Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities through the use of third-party insurance policies, surety bonds and standby letters of credit. As of December 31, 2020, we had provided collateral of $5.6 million in funded trust agreements, $23.2 million in surety bonds, issued $3.6 million in letters of credit for financial assurance and have insurance policies of approximately $117.8 million for closure and post-closure obligations at covered U.S. operating and non-operating facilities. Cash held in funded trust agreements for our closure and post-closure obligations is identified as Restricted cash and investments on our consolidated balance sheets.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the respective state. Volume based fees are collected from our customers and remitted to state-controlled trust funds to cover the estimated cost of closure and post-closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2020 we had $816,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November and December 2020 and expire in November and December 2021. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Our disposal facility retirement obligations represent the present value of current cost estimates to close, maintain and monitor landfills and support facilities as described above. Cost estimates are developed using input from independent engineers, internal technical and accounting managers, as well as our environmental management group’s interpretation of current legal and regulatory requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then inflate the current cost estimate by an inflation rate, estimated at December 31, 2020 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2020 was approximately 5.4%. Final closure and post-closure obligations are currently estimated as being paid through the year 2130. During 2020 we updated several assumptions, including estimated costs and timing of closing our disposal cells. These updates resulted in a net increase to our post-closure obligations of $5.4 million in 2020.

We update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill cell on an annual basis. Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor landfills and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in accretion and amortization rates which are applied prospectively over the remaining life of the asset. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $19.2 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $8.8 million.

Goodwill and Intangible Assets

Goodwill

As of December 31, 2020, the Company’s goodwill balance was $413.0 million. We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or failure to generate sufficient cash flows at the reporting unit. For example, field services represents an emerging business for the Company and has been the focus of a shift in strategy since the acquisition of NRC and EQ. Failure to execute on planned growth initiatives within this business could lead to the impairment of goodwill and intangible assets in future periods.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. At December 31, 2020, we had seven reporting units, five of which had allocated goodwill.

Fair values are generally determined by an income approach, discounting projected future cash flows based on our expectations of the current and future operating environment, using a market approach, applying a multiple of earnings based on guideline for publicly traded companies, or a combination thereof. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and an impairment charge would be recognized during the period in which the determination has been made for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

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

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our EW reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EW reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. During the fourth quarter of 2020, the Company finalized the purchase price allocation related to the NRC Merger. The finalization of fair value estimates during the fourth quarter of 2020, and resulting final determination of goodwill by reporting unit, resulted in an increase in the amount of goodwill assigned to the EW reporting unit and a decrease in the amount of goodwill assigned to the International reporting unit.  $80.3 million of additional goodwill assigned to the EW reporting unit was immediately impaired in the fourth quarter of 2020 based on the fair value of the reporting unit determined in the Interim Assessment. The decrease in goodwill assigned to the International reporting unit resulted in the reversal in the fourth quarter of 2020 of $11.2 million of International reporting unit goodwill impairment charges recorded in the first quarter of 2020.

Our EW reporting unit, the sole component of our Energy Waste segment, provides energy-related services including solid and liquid waste treatment and disposal, equipment cleaning and maintenance, specialty equipment rental, spill containment and site remediation for a full complement of oil and gas waste streams, predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basins in Texas. Our International reporting unit, a component of our Field Services segment, provides industrial and emergency response services to the offshore oil and gas sector in the North Sea and land-based industries across the EMEA region. Both our EW and International reporting units are dependent on energy-related exploration and production investments and expenditures by our energy industry customers. Lower crude oil prices and the volatility of such prices affect the level of investment as it impacts the ability of energy companies to access capital on economically advantageous terms or at all. In addition, energy companies decrease investments when the projected profits are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending negatively impact energy waste generation and therefore the demand for our services. Recent volatility and historically low oil prices have adversely impacted customers of our EW reporting unit and our International reporting unit, negatively affecting demand for our services.

The principal factors contributing to the goodwill impairment charges for both the EW and International reporting units related to historically-low energy commodity prices reducing anticipated energy-related exploration and production investments and expenditures by our energy industry customers, which negatively impacted each reporting unit’s prospective cash flows and each reporting unit's estimated fair value. A longer-than-expected recovery in crude oil pricing and energy-related exploration and production investments became evident during the first quarter of 2020 as we assessed the projected impact of the COVID-19 pandemic and foreign oil production increases on the global demand for oil and updated the long-term projections for each reporting unit which, as a result, decreased each reporting unit’s anticipated future cash flows as compared to those estimated previously.

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

The rapid and sustained decline in the energy markets served by our EW and International reporting units, exacerbated by the uncertainty surrounding the impact of the COVID-19 pandemic and foreign oil production increases, has inherently increased the risk associated with the future cash flows of these reporting units. Accordingly, when performing the Interim Assessment, we increased the discount rates and decreased the projected capital investment for each reporting unit compared to the assumptions used in the initial fair value assessment in connection with the NRC Merger on November 1, 2019. We believe these changes are reflective of market participant inputs in consideration of the current economic uncertainty.

We also considered the estimated fair value of our EW and International reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to reporting unit revenues and operating earnings. The lack of a broad base of publicly available market data specific to the industry in which we operate, combined with the general market volatility attributable to the COVID-19 pandemic, results in a wide range of currently observable market multiples. Accordingly, we applied less weight to the estimated fair value of our reporting units calculated under the market-based approach (10%) compared to the income approach (90%) described above.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the Interim Assessment are consistent with those that a market participant would use based on the events described above and are reflective of the current market assessment of the fair value of our EW and International reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the Interim Assessment were reasonable and consistent with the current economic uncertainty, both in general and specific to the energy markets served by our EW and International reporting units.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2020 indicated that the fair value of each of our reporting units was in excess of its respective carrying value, with the exception of our Field Services reporting unit.

Our Field Services reporting unit, a component of our Field Services segment, offers specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites. Consistent with prior assessments, we utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each of the Field Services reporting unit. The income approach is based on the estimated present value of future cash flows for the reporting unit. The market approach is based on assumptions about how market data relates to the reporting unit. The estimated fair value of the Field Services reporting unit was then compared to the reporting unit’s carrying amount as of October 1, 2020. Based on the results of that comparison, the carrying amount of the Field Services reporting unit exceeded the estimated fair value of the reporting unit by $14.4 million and, as a result, we recognized a corresponding goodwill impairment charge in the fourth quarter of 2020. The factors contributing to the $14.4 million goodwill impairment charge principally related to an increase in the risk-adjusted rate used to discount the projected cash flows of the reporting unit as a result of the decline in our share price since the last annual assessment as well as a slower than expected recovery to cash flow levels forecasted prior to the COVID-19 pandemic, which negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit’s estimated fair value as compared to previous estimates.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the annual assessment of goodwill are consistent with those that a market participant would use based on the facts and circumstances described above and are reflective of the current market assessment of the fair value of our Field Services and EW reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the annual assessment were reasonable and consistent with the current economic outlook, both in general and specific to the markets served by our Field Services and EW reporting units.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2019 indicated that the fair value of each of our reporting units was in excess of its respective carrying value.

In connection with our annual budgeting process commencing in the third quarter of 2018 and review of the projected future cash flows of our reporting units used in our annual assessment of goodwill, it was determined that the projected future cash flows of our Mobile Recycling reporting unit, which is part of our Waste Solutions segment, indicated that the fair value of the reporting unit may be below its carrying amount. Accordingly, we performed an interim assessment of the reporting unit’s goodwill as of September 30, 2018. Based on the results of that assessment, goodwill was deemed impaired and we recognized an impairment charge of $1.4 million in the third quarter of 2018, representing the reporting unit’s entire goodwill balance. The factors contributing to the $1.4 million goodwill impairment charge recorded in 2018 principally related to declining business and cash flows, which negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit’s estimated fair value as compared to previous estimates.

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

The results of the annual assessment of non-amortizing intangible assets undertaken in the fourth quarter of 2020 indicated no impairment charges were required, with the exception of certain non-amortizing permit intangibles within our Field Services segment.

Our Field Services segment provides government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. A company’s ability to provide these standby services is subject to significant regulatory certification requirements and other high barriers to entry. As such, the Company assigned $57.1 million of fair value to non-amortizing standby services permit intangible assets upon finalization of the purchase accounting allocation related to the NRC Merger. In performing the annual indefinite-lived intangible assets impairment tests, the estimated fair value of the standby services permits was determined under an income approach using discounted projected future cash flows associated with the permits and then compared to the $57.1 million carrying amount of the permits as of October 1, 2020. Based on the results of that evaluation, the carrying amount of the permits exceeded the estimated fair value of the permits and, as a result, we recognized a $21.1 million impairment charge in the fourth quarter of 2020. The factors contributing to the impairment charge principally related to a less favorable outlook on the potential for both significant oil spill events and growth opportunities, which negatively impacted the discounted projected cash flows associated with the standby services permits and their estimated fair value as compared to previous estimates.

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

Amortizing Tangible and Intangible Assets

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

In connection with the interim goodwill impairment assessment of the EW and International reporting units in the first quarter of 2020, and the annual goodwill impairment assessment of the EW and Field Services reporting units in the fourth quarter of 2020, we also assessed the reporting units’ amortizing tangible and intangible assets for impairment. Based on the results of the assessment, the carrying amounts of the amortizing tangible and intangible assets did not exceed the estimated undiscounted cash flows of the asset groups and, as a result, no additional impairment charges were recorded in 2020.

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

Share Based Payments

On May 27, 2015, the stockholders of Predecessor US Ecology approved the Omnibus Incentive Plan (as amended, “Pre-Merger Omnibus Plan”), which was approved by Predecessor US Ecology’s Board of Directors on April 7, 2015. In connection with the closing of the NRC Merger, the Company assumed the Pre-Merger Omnibus Plan, amended and restated such plan and renamed it the Amended and Restated US Ecology, Inc. Omnibus Incentive Plan for the purpose of issuing replacement awards to award recipients under the Omnibus Plan pursuant to the NRC Merger Agreement, and for the issuance of additional awards in the future.

The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees, consultants and non-employee directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units and other share-based awards or cash awards to employees, consultants and non-employee directors.

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2020, 550,673 shares of common stock remain available for grant under the Omnibus Plan.

Subsequent to the approval of the Pre-Merger Omnibus Plan by Predecessor US Ecology in May 2015, we stopped granting equity awards under the American Ecology Corporation 2008 Stock Option Incentive Plan (the “Pre-Merger 2008 Stock Option Plan”). However, in connection with the closing of the NRC Merger, the Company assumed the Pre-Merger 2008 Stock Option Plan, amended and restated such plan and renamed in the Amended and Restated US Ecology, Inc. 2008 Stock Option Incentive Plan (the “2008 Stock-Option Plan”) solely for the purpose of issuing replacement awards to award recipients thereunder and such plan remains in effect solely for the settlement of awards granted under such plan and no future grants may be made under such plan. No shares that are reserved but unissued under the 2008 Stock Option Plan or that are outstanding under the 2008 Stock Option Plan and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

In addition, in connection with the closing of the NRC Merger, the Company assumed the NRC Group Holdings Corp. 2018 Equity Incentive Plan previously maintained by NRC, amended and restated such plan and renamed it the Amended and Restated US Ecology, Inc. 2018 Equity and Incentive Compensation Plan solely for the purpose of issuing replacement awards to award recipients thereunder pursuant to the NRC Merger Agreement, and no future grants may be made under such plan.

As of December 31, 2020, we have PSU awards outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of 2018 PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted in 2018. The actual number of 2018 PSUs that will vest and be settled in shares is determined based on total stockholder return relative to a set of peer companies, over a three-year performance period. The total number of 2019 PSUs each participant is eligible to earn ranges from 0% to 300% of the target number of PSUs granted in 2019. The actual number of 2019 PSUs that will vest and be settled in shares is determined based on achievement of certain Company financial performance metrics and total stockholder return relative to a set of peer companies, over a three-year performance period. The actual number of January 2020 PSUs that will vest and be settled in shares is determined based on the achievement of certain milestones. The total number of July 2020 PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted in 2020. The actual number of July 2020 PSUs that will vest and be settled in shares is determined based on total stockholder return relative to a set of peer companies, over a 2.5-year performance period. Refer to Note 19 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of the assumptions utilized in the Monte Carlo valuation of awards granted during 2020, 2019 and 2018.

As of December 31, 2020, we have stock option awards outstanding under the 2008 Stock Option Plan and the Omnibus Plan.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 19 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of the assumptions utilized in 2020, 2019 and 2018. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Income Taxes

Our income tax expense, deferred tax assets “DTAs” and deferred tax liabilities “DTLs”, and liabilities for uncertain tax benefits “UTBs” reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense.

We account for income taxes using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our taxable subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax laws and tax rates on deferred tax assets and liabilities are recognized in operations in the period that includes the enactment date. The measurement of DTAs is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent, and feasible tax planning strategies.

We apply the provisions of ASC 740 related to income tax uncertainties which clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements. We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns.

As of December 31, 2020, the Company had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $64.6 million. Any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding taxes and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs

See Note 17 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10 K for additional information regarding income taxes.

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

In December 2010, National Response Corporation, a subsidiary of NRC acquired by the Company in the NRC Merger, was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP oil rig, filed in the U.S. District Court for the Eastern District of Louisiana. The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and held that the Company is not liable to BP or any back end litigation plaintiffs for any damages related to the Deepwater Horizon oil spill. BP timely appealed the ruling on June 11, 2020. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the

California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. The parties participated in a confidential mediation on August 3, 2020, and reached a settlement resolving the pending PAGA claim. The court issued a Notice of Entry of Judgment on October 30, 2020, approving the parties’ settlement. The settlement administrator confirmed that the notices and aggregate settlement payments of $500,000 were paid to aggrieved employees on December 28, 2020, in accordance with the distribution timeline. This matter is resolved.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2020, $5.6 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

In March 2020, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 0.83% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $500.0 million.

As of December 31, 2020, there were $347.0 million of Revolving Credit Facility loans and $445.5 million of term loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on March 31, 2020, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the term loan.

Based on the outstanding indebtedness of $792.5 million under the Credit Agreement at December 31, 2020 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.2 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During 2020 we recorded approximately $73.3 million, or 8%, of our revenue in Canada, $19.9 million, or 2%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2020, we had $32.9 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During 2020, the CAD strengthened as compared to the USD resulting in a $826,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of December 31, 2020, a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2020 would have generated a gain or loss of approximately $329,000 for the year ended December 31, 2020.

We had a total pre-tax foreign currency loss of $1.1 million for the year ended December 31, 2020. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment – Goodwill In the Energy Waste and Field Services Reporting Units and Non Amortizing Standby Services Permit Intangible Asset - Refer to Notes 2, 3, and 13 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each of the Company’s reporting units to their respective carrying value. Determination of the estimated fair value of a reporting unit requires judgement as to the future operating results of the reporting unit as well as the level of risks inherent in the projections.  The Company estimates the fair value of its reporting units using either an income approach or a weighting of fair values derived from the income and market approaches.

The determination of fair value using the income approach is based on the present value of estimated future cash flows, which requires management to make significant estimates and assumptions of revenue growth rates and operating margins, and selection of the discount rates.

The determination of the fair value using the market approach requires management to make significant assumptions related to market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit.

The Company’s evaluation of non-amortizing intangible assets for impairment involves the comparison of the estimated fair value of the individual intangible assets to their respective carrying values.  Fair value is generally determined by considering an internally developed discounted projected cash flow analysis. Estimating future cash flows requires management to make significant judgments about factors such as general economic conditions and projected growth rates as well as the selection of discount rates.

Changes in these estimates and assumptions could have a significant impact on the determination of the estimated fair value, and any related goodwill or non-amortizing intangible asset impairment charge.

The Company evaluates goodwill and non-amortizing intangible assets for impairment annually, and more frequently if circumstances indicate the possibility of impairment.

During 2020, the Company identified impairment of goodwill related to the Energy Waste (“EW”) reporting unit.  This impairment was due to historically-low energy commodity prices which reduced anticipated energy-related exploration and production investments and expenditures by the Company’s energy industry customers. Based on quantitative analyses performed, the Company determined that the carrying value of its EW reporting unit exceeded its fair value by an amount that was greater than its assigned goodwill. As a result, the Company recorded goodwill impairment charges totaling $363.9 million.

During 2020, the Company also identified an impairment of goodwill related to the Field Services reporting unit in its annual test.  This impairment was principally related to an increase in the risk-adjusted rate used to discount the projected cash flows of the reporting unit as well as a slower than expected recovery to cash flow levels forecasted prior to the COVID-19 pandemic, which negatively impacted the reporting unit’s prospective financial information.  As a result, the Company recorded an impairment charge of $14.4 million.

During 2020, the Company further identified an impairment of its non-amortizing standby services permits intangible asset in its annual test.  This impairment principally related to a less favorable outlook on the potential for both significant oil spill events and growth opportunities, which negatively impacted the projected cash flows associated with the standby services permits and their estimated fair value.  As a result, the Company recorded an impairment charge of $21.1 million.

We identified the evaluation of the EW and Field Services reporting units’ goodwill impairment assessments as well as the evaluation of the standby services permit intangible asset impairment assessment as a critical audit matter because small changes to valuation assumptions, specifically the forecasted cash flows and the discount rate, could have a significant impact on the reporting unit and intangible asset concluded fair values.

Auditing these assumptions involved extensive audit effort, including the need to involve our fair value specialists, due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted cash flows and the selection of the discount rate for the impairment tests included the following:

●	We tested the effectiveness of controls over the management’s goodwill and non-amortizing intangible asset impairment evaluations, including the controls related to management’s forecasted cash flows and the selection of the discount rate, as well as the identification of interim impairment indicators for the EW reporting unit.
●	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
●	We performed a sensitivity analysis to evaluate the risk of material misstatement of key business and valuation assumptions used in the fair value model.
●	We evaluated the reasonableness of management’s cash flow forecasts by comparing the forecasts to:
Historical forecasts and results of operations.
Internal communications to management and the Board of Directors.
Information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology used and evaluated the reasonableness of the discount rate applied by:
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 26, 2021

We have served as the Company’s auditor since 2009.

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$73,848	$41,281
Receivables, net	241,978	255,310
Prepaid expenses and other current assets	28,379	25,136
Income taxes receivable	18,279	11,244
Total current assets	362,484	332,971

Property and equipment, net	456,637	478,768
Operating lease assets	51,474	57,396
Restricted cash and investments	5,598	5,069
Intangible assets, net	523,988	574,902
Goodwill	413,037	766,980
Other assets	18,065	15,158
Total assets	$1,831,283	$2,231,244

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$35,881	$46,906
Deferred revenue	15,267	14,788
Accrued liabilities	59,296	65,869
Accrued salaries and benefits	30,918	29,653
Income taxes payable	977	726
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	6,471	2,152
Current portion of operating lease liabilities	17,048	17,317
Total current liabilities	169,217	180,770

Long-term debt	782,484	765,842
Long-term closure and post-closure obligations	89,398	84,231
Long-term operating lease liabilities	35,069	39,954
Other long-term liabilities	32,201	20,722
Deferred income taxes, net	120,983	128,345
Total liabilities	1,229,352	1,219,864

Commitments and contingencies (See Note 18)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 and 31,461 shares issued and outstanding, respectively	315	315
Additional paid-in capital	820,567	816,345
Retained (deficit) earnings	(188,452)	206,574
Treasury stock, at cost, 358 and 0 shares, respectively	(15,841)	—
Accumulated other comprehensive loss	(14,658)	(11,854)
Total stockholders’ equity	601,931	1,011,380
Total liabilities and stockholders’ equity	$1,831,283	$2,231,244

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$933,854	$685,509	$565,928
Direct operating costs	688,805	475,675	395,834
Gross profit	245,049	209,834	170,094
Selling, general and administrative expenses	201,067	141,123	92,340
Goodwill and intangible asset impairment charges	404,900	—	3,666
Operating (loss) income	(360,918)	68,711	74,088
Other income (expense):
Interest income	258	605	215
Interest expense	(32,595)	(19,239)	(12,130)
Foreign currency (loss) gain	(1,134)	(733)	55
Other	788	455	2,630
Total other expense	(32,683)	(18,912)	(9,230)

(Loss) income before income taxes	(393,601)	49,799	64,858
Income tax (benefit) expense	(4,242)	16,659	15,263
Net (loss) income	$(389,359)	$33,140	$49,595

(Loss) earnings per share:
Basic	$(12.51)	$1.41	$2.27
Diluted	$(12.51)	$1.40	$2.25

Shares used in (loss) earnings per share calculation:
Basic	31,126	23,521	21,888
Diluted	31,126	23,749	22,047

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(389,359)	$33,140	$49,595
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,055	3,772	(6,094)
Net changes in interest rate hedge, net of taxes of $(1,557), $(488) and $375, respectively	(5,859)	(1,835)	1,407
Comprehensive (loss) income, net of tax	$(392,163)	$35,077	$44,908

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(389,359)	$33,140	$49,595
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	66,561	41,423	29,207
Amortization of intangible assets	37,344	15,491	9,645
Accretion of closure and post-closure obligations	4,000	4,388	3,707
Goodwill and intangible asset impairment charges	404,900	—	3,666
Integration-related property and equipment charges	3,067	—	—
Property and equipment impairment charges	—	25	—
Unrealized foreign currency (gain) loss	(1,472)	(666)	1,211
Deferred income taxes	(4,148)	6,601	5,906
Share-based compensation expense	6,651	5,544	4,366
Share-based payments of business development and integration expenses	1,182	3,717	—
Unrecognized tax benefits	(8)	(238)	485
Net loss on disposition of assets	1,504	426	370
Gain on insurance proceeds from damaged property and equipment	—	(12,366)	(347)
Amortization and write-off of debt issuance costs	2,217	1,007	810
Amortization and write-off of debt discount	161	27	—
Change in fair value of contingent consideration	(3,682)	349	—
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	8,381	(9,357)	(32,301)
Income taxes receivable	(7,049)	(4,163)	(7,072)
Other assets	(5,443)	(2,163)	(1,187)
Accounts payable and accrued liabilities	(13,628)	(10,706)	14,301
Deferred revenue	(1,619)	967	2,059
Accrued salaries and benefits	(121)	8,326	2,476
Income taxes payable	(549)	(244)	(3,512)
Closure and post-closure obligations	(1,744)	(1,912)	(1,900)
Net cash provided by operating activities	107,146	79,616	81,485
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(3,309)	(399,599)	(108,382)
Purchases of property and equipment	(57,399)	(58,100)	(40,757)
Insurance proceeds from damaged property and equipment	1,305	12,714	—
Minority interest investment	—	(7,870)	—
Proceeds from sale of property and equipment	1,897	1,182	493
Payment of acquired contingent consideration liabilities	—	(4,000)	—
Purchases of restricted investments	(1,615)	(1,197)	(1,023)
Proceeds from sale of restricted investments	1,483	1,145	910
Net cash used in investing activities	(57,638)	(455,725)	(148,759)
Cash flows from financing activities:
Proceeds from long-term debt	90,000	491,875	87,000
Payments on long-term debt	(74,500)	(80,000)	—
Payments on short-term borrowings	(72,353)	(77,997)	—
Proceeds from short-term borrowings	72,353	77,997	—
Repurchase of common stock	(18,332)	(915)	(314)
Dividends paid	(5,667)	(15,890)	(15,804)
Payment of acquired contingent consideration liabilities	(2,517)	—	—
Deferred financing costs paid	(1,144)	(9,416)	—
Payment of equipment financing obligations	(6,327)	(1,539)	(448)
Proceeds from exercise of stock options	28	319	2427
Net cash (used in) provided by financing activities	(18,459)	384,434	72,861

Effect of foreign exchange rate changes on cash	1,915	1,062	(1,633)

Increase in Cash and cash equivalents and restricted cash	32,964	9,387	3,954
Cash and cash equivalents and restricted cash at beginning of year	42,140	32,753	28,799
Cash and cash equivalents and restricted cash at end of year	$75,104	$42,140	$32,753

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of year	41,281	31,969	27,042
Restricted cash at beginning of year	859	784	1,757
Cash and cash equivalents and restricted cash at beginning of year	$42,140	$32,753	$28,799
Cash and cash equivalents at end of year	73,848	41,281	31,969
Restricted cash at end of year	1,256	859	784
Cash and cash equivalents and restricted cash at end of year	$75,104	$42,140	$32,753

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
	Common		Additional	Retained		Other
	Shares	Common	Paid-In	Earnings	Treasury	Comprehensive
	Issued	Stock	Capital	(Deficit)	Stock	Income (Loss)	Total
Balance at December 31, 2017	21,849,165	218	177,498	155,533	(68)	(9,104)	324,077
Net income	—	—	—	49,595	—	—	49,595
Other comprehensive loss	—	—	—	—	—	(4,687)	(4,687)
Dividends paid	—	—	—	(15,804)	—	—	(15,804)
Share-based compensation	—	—	4,366	—	—	—	4,366
Stock option exercises	143,220	1	2,428	—	—	—	2,429
Repurchase of common stock: 5,564 shares	—	—	—	—	(313)	—	(313)
Issuance of restricted common stock	44,949	1	(278)	—	—	—	(277)
Issuance of performance common stock	2,810	—	(169)	—	—	—	(169)
Issuance of restricted common stock from treasury shares	—	—	(11)	—	11	—	—
Balance at December 31, 2018	22,040,144	220	183,834	189,324	(370)	(13,791)	359,217
Net income	—	—	—	33,140	—	—	33,140
Other comprehensive income	—	—	—	—	—	1,937	1,937
Common stock issued in NRC Merger	9,337,949	93	581,008	—	—	—	581,101
Replacement warrants, restricted stock and stock options issued in NRC Merger	—	—	45,359	—	—	—	45,359
Dividends paid	—	—	—	(15,890)	—	—	(15,890)
Share-based compensation	—	—	5,544	—	—	—	5,544
Share-based payments of business development and integration expenses	—	—	3,717	—	—	—	3,717
Stock option exercises	8,235	—	319	—	—	—	319
Repurchase of common stock: 14,462 shares	—	—	—	—	(916)	—	(916)
Issuance of restricted common stock	78,175	2	(1,516)	—	—	—	(1,514)
Issuance of performance common stock	9,540	—	(634)	—	—	—	(634)
Issuance of restricted common stock from treasury shares	—	—	(514)	—	514	—	—
Cancellation of treasury shares	(13,359)	—	(772)	—	772	—	—
Balance at December 31, 2019	31,460,684	315	816,345	206,574	—	(11,854)	1,011,380
Net loss	—	—	—	(389,359)	—	—	(389,359)
Other comprehensive loss	—	—	—	—	—	(2,804)	(2,804)
Dividends paid	—	—	—	(5,667)	—	—	(5,667)
Share-based compensation	—	—	6,651	—	—	—	6,651
Share-based payments of business development and integration expenses	—	—	1,182	—	—	—	1,182
Stock option exercises	3,142	—	28	—	—	—	28
Repurchase of common stock: 414,769 shares	—	—	—	—	(18,332)	—	(18,332)
Issuance of restricted common stock	45,111	—	(286)	—	—	—	(286)
Issuance of performance common stock	3,387	—	(210)	—	—	—	(210)
Issuance of restricted common stock from treasury shares	—	—	(3,143)	—	2,491	—	(652)
Balance at December 31, 2020	31,512,324	$315	$820,567	$(188,452)	$(15,841)	$(14,658)	$601,931

The accompanying notes are an integral part of these financial statements.

US ECOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

US Ecology Holdings, Inc., the predecessor to the Company (“Predecessor US Ecology”), was incorporated as a Delaware corporation in March 1987 as American Ecology Corporation. On February 22, 2010, Predecessor US Ecology changed its name from American Ecology Corporation to US Ecology, Inc. On November 1, 2019, in connection with the Company’s acquisition of NRC Group Holdings Corp. (“NRC”), a new parent entity of US Ecology completed a merger transaction with Predecessor US Ecology and became the successor to Predecessor US Ecology and changed its name to “US Ecology, Inc.” In connection with the closing of the NRC Merger (as defined below), Predecessor US Ecology changed its name to “US Ecology Holdings, Inc.” US Ecology, Inc., through its subsidiaries, is a leading North American provider of environmental services to commercial and government entities. The Company addresses the complex waste management needs of its customers, offering treatment, disposal and recycling of hazardous and radioactive waste, as well as a wide range of complementary field services. US Ecology, Inc. and its predecessors have been protecting the environment since 1952, with operations primarily in the United States, Canada, the Europe, Middle East, and Africa (“EMEA”) region and Mexico. Throughout these consolidated financial statements words such as “we,” “us,” “our,” “US Ecology” and the “Company” refer to US Ecology, Inc. and its subsidiaries.

On November 1, 2019, pursuant to and subject to the conditions set forth in the Agreement and Plan of Merger (the “NRC Merger Agreement”) by and among the Company, NRC, Predecessor US Ecology, Rooster Merger Sub, Inc. (“NRC Merger Sub”), and ECOL Merger Sub, Inc. (“ECOL Merger Sub”), ECOL Merger Sub merged with and into Predecessor US Ecology, with Predecessor US Ecology continuing as the surviving company and as a wholly-owned subsidiary of the Company. Substantially concurrently therewith, NRC Merger Sub merged with and into NRC, with NRC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Following the completion of the mergers (collectively, the “NRC Merger”), the Company contributed all of the issued and outstanding equity interests of NRC to Predecessor US Ecology so that, after such contribution, NRC became a wholly-owned subsidiary of Predecessor US Ecology.

Effective as of November 1, 2019, the Company changed its name from “US Ecology Parent, Inc.” to “US Ecology, Inc.,” the Company’s common stock and warrants began trading on Nasdaq under the symbol “ECOL” and “ECOLW,” respectively. The Company identified itself as the successor issuer to Predecessor US Ecology pursuant to Rule 12g-3(c) under the Securities Exchange Act of 1934, as amended.

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Annual Report on Form 10-K, all periods presented have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”)—This segment provides a broad range of specialty material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned or operated landfill, wastewater, deep-well injection and other treatment facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”)—This segment provides specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites, both domestic and international. Specialty field services include standby services, emergency response, industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, and other services. Total waste management services include on-site management, waste characterization, transportation and disposal of non- hazardous and hazardous waste.

Energy Waste—This segment provides energy-related services and waste disposal services predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basin. Services include spill containment and site remediation, equipment cleaning & maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements are prepared on a consolidated basis. All inter-company balances and transactions have been eliminated in consolidation. Our year-end is December 31.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with original maturities of 90 days or less at the date of acquisition. Cash and cash equivalents totaled $73.8 million and $41.3 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, we had $59.3 million and $35.2 million, respectively, of cash at our operations outside the United States.

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

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2020, were billed in the following month.

Restricted Cash and Investments

Restricted cash and investments of $5.6 million and $5.1 million at December 31, 2020 and 2019, respectively, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities. These funds are invested in fixed-income U.S. Treasury and government agency securities and money market accounts. The balances are adjusted monthly to fair market value based on quoted prices in active markets for identical or similar assets.

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

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed, and is recognized when these services are performed. During the year ended December 31, 2020 and 2019, we recognized $14.7 million and $10.4 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $26.9 million, $20.5 million and $17.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Intangible Assets

Intangible assets are stated at the fair value assigned in a business combination net of amortization. We amortize our amortizing intangible assets using the straight-line method over their estimated economic lives ranging from 1 to 60 years. We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. We also review both non-amortizing and amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. See Note 3 for additional information related to the use of estimates in the Company’s intangible assets impairment tests and Note 13 for additional information related to our annual assessment of non-amortizing intangible assets.

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

Debt Issuance Costs & Debt Discount

Debt issuance costs and debt discount are amortized over the scheduled maturity of the underlying debt instrument. Amortization of debt issuance costs and debt discount is included as a component of interest expense in the consolidated statements of operations. Unamortized debt discount and debt issuance costs associated with our term loan were $6.7 million and $7.8 million at December 31, 2020 and 2019, respectively, and have been recorded as a reduction of the Current portion of long-term debt and Long-term debt in the consolidated balance sheets. Unamortized debt issuance costs associated with our Revolving Credit Facility were $5.3 million and $4.7 million at December 31, 2020 and 2019, respectively, and have been recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets.

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

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets on a jurisdictional basis to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Examples of positive and negative evidence include future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law and prudent, and feasible tax planning strategies. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted at our final determination of the valuation allowance related to an acquisition within the measurement period. If we later determine that it is more-likely-than-not that the net deferred tax assets would be realized, we would reverse the applicable portion of the previously-provided valuation allowance as an adjustment to earnings at such time.

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

Our income tax expense, deferred tax assets and deferred tax liabilities, and liabilities for uncertain tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of the consolidated income tax expense. See Note 17 for additional information regarding income taxes.

Insurance

Accrued costs for our self-insured healthcare coverage were $3.3 million and $1.0 million at December 31, 2020 and 2019, respectively.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect ASU 2019-12 to have a material effect on its financial statements upon adoption.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” (Topic 326), which is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company adopted the new credit loss standard effective January 1, 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

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

●	Allowance for Credit Losses - We estimate losses for uncollectible accounts based on the aging of the accounts receivable and an evaluation of the likelihood of success in collecting the receivable.
●	Recovery of Long-Lived Assets - We evaluate the recovery of our long-lived assets periodically by analyzing our operating results and considering significant events or changes in the business environment.
●	Income Taxes - We assume the deductibility of certain costs in our income tax filings, and estimate our income tax rate and future recovery of deferred tax assets.
●	Legal and Environmental Accruals - We estimate the amount of potential exposure we may have with respect to litigation and environmental claims and assessments.
●	Disposal Cell Development and Final Closure/Post-Closure Amortization - We expense amounts for disposal cell usage and closure and post-closure costs for each cubic yard of waste disposed of at our operating facilities. In determining the amount to expense for each cubic yard of waste disposed, we estimate the cost to develop each disposal cell and the closure and post-closure costs for each disposal cell and facility. The expense for each cubic yard is then calculated based on the remaining permitted capacity and total permitted capacity. Estimates for closure and post-closure costs are developed using input from third-party engineering consultants, and our internal technical and accounting personnel. Management reviews estimates at least annually. Estimates for final disposal cell closure and post-closure costs consider when the costs would actually be paid and, where appropriate, inflation and discount rates.
●	Business Acquisitions - The Company records assets and liabilities of the acquired business at their fair values. Acquisition-related transaction and restructuring costs are expensed rather than treated as part of the cost of the acquisition. Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business acquisition.
●	Contingent Consideration – The Company records liabilities for the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements, entered into by NRC, prior to the NRC Merger. The payments are contingent on the acquired business’ achievement of annual earnings targets in certain years and other events considered in the purchase agreement.
●	Goodwill - We assess goodwill for impairment during the fourth quarter as of October 1 of each year or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the estimated fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Fair values are generally determined by using both the market approach, applying a multiple of earnings based on guideline for publicly traded companies, and the income approach, discounting projected future cash flows based on our expectations of the current and future operating environment. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Failure to execute on planned growth initiatives within the related reporting units, coupled with the other factors mentioned above, could lead to the impairment of goodwill and other long-lived assets in future periods.
●	Intangible Assets - We review intangible assets with indefinite useful lives for impairment during the fourth quarter as of October 1 of each year. Fair value is generally determined by considering a discounted projected cash flow analysis. If the fair value of an asset is determined to be less than the carrying amount of the intangible asset, an impairment in the amount of the difference is recorded in the period in which the annual assessment occurs.

We also review amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. In order to assess whether a potential impairment exists, the assets’ carrying values are compared with their undiscounted expected future cash flows. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. Impairments are measured by comparing the fair value of the asset to its carrying value. Fair value is generally determined by considering: (i) the discounted projected cash flow analysis; (ii) a third-party valuation; and/or (iii) information available regarding the current market environment for similar assets. If the fair value is determined to be less than the carrying amount of the intangible assets, an impairment in the amount of the difference is recorded in the period in which the events or changes in circumstances that indicated the carrying value of the intangible assets may not be recoverable occurred.

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

NOTE 4. REVENUES

Disaggregation of Revenue

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. Throughout this Annual Report on Form 10-K, all periods presented have been recast to reflect these changes. Our operations are managed in three reportable segments, Waste Solutions, Field Services and Energy Waste, reflecting our internal reporting structure and nature of services offered. See Note 21 for additional information on our operating segments.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$354,055	$47,781	$18,884	$420,720
Services Revenue:
Transportation and Logistics (2)	71,358	34,218	7,184	112,760
Industrial Services (3)	—	118,584	4,178	122,762
Small Quantity Generation (4)	—	48,049	—	48,049
Total Waste Management (5)	—	35,401	—	35,401
Remediation (6)	—	30,225	—	30,225
Emergency Response (7)	—	107,508	—	107,508
Domestic Standby Services (8)	—	32,745	—	32,745
Other (9)	—	19,243	4,441	23,684
Revenue	$425,413	$473,754	$34,687	$933,854

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$359,847	$18,523	$6,039	$384,409
Services Revenue:
Transportation and Logistics (2)	80,700	40,670	2,877	124,247
Industrial Services (3)	—	38,861	1,200	40,061
Small Quantity Generation (4)	—	37,471	—	37,471
Total Waste Management (5)	—	33,794	—	33,794
Remediation (6)	—	13,307	—	13,307
Emergency Response (7)	—	26,839	—	26,839
Domestic Standby Services (8)	—	14,249	—	14,249
Other (9)	—	8,688	2,444	11,132
Revenue	$440,547	$232,402	$12,560	$685,509

	2018
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$320,045	$11,736	$—	$331,781
Services Revenue:
Transportation and Logistics (2)	80,633	33,037	—	113,670
Industrial Services (3)	—	24,155	—	24,155
Small Quantity Generation (4)	—	34,571	—	34,571
Total Waste Management (5)	—	41,729	—	41,729
Remediation (6)	—	10,139	—	10,139
Emergency Response (7)	—	7,513	—	7,513
Other (9)	—	2,370	—	2,370
Revenue	$400,678	$165,250	$—	$565,928
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the years ended December 31, 2020, 2019 and 2018, 27%, 22% and 20%, respectively, of our treatment and disposal revenue, excluding NRC, was derived from Event Business projects. Base Business revenue accounted for 73%, 78% and 80% of our treatment and disposal revenue, excluding NRC, for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-then-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	We provide government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(9)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the EMEA region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$355,226	$445,405	34,687	$835,318
Canada	70,187	3,064	—	73,251
EMEA	—	19,947	—	19,947
Other (1)	—	5,338	—	5,338
Total revenue	$425,413	$473,754	34,687	$933,854

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$354,625	$221,942	12,560	$589,127
Canada	85,922	2,577	—	88,499
EMEA	—	5,079	—	5,079
Other (1)	—	2,804	—	2,804
Total revenue	$440,547	$232,402	12,560	$685,509

	2018
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$329,918	$165,250	—	$495,168
Canada	70,760	—	—	70,760
Total revenue	$400,678	$165,250	—	$565,928

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

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

The total merger consideration was $1,024.8 million, comprised of the following:

November 1,
$s in thousands	2019
Fair value of US Ecology common stock issued (1)	$581,101
Fair value of replacement warrants issued (2)	44,858
Fair value of replacement restricted stock units issued (3)	141
Fair value of replacement stock options (4)	360
Repayment of NRC’s term loan and revolving credit facility	398,373
Total merger consideration	$1,024,833
(1)	The fair value of US Ecology common stock issued was calculated based on 9,337,949 shares of US Ecology common stock multiplied by the closing price of US Ecology common stock of $62.23 per share on October 31, 2019, the day immediately preceding the closing of the NRC Merger.
(2)	The fair value of replacement warrants issued was calculated based on 3,772,753 replacement warrants multiplied by the fair value per warrant of $11.89. The fair value per warrant was based on the closing price of the replaced NRC warrants (NYSE: NRCG.WS) of $2.33 on October 31, 2019, the day immediately preceding the closing of the NRC Merger, divided by the exchange ratio of 0.196 pursuant to the NRC Merger Agreement.
(3)	The fair value of replacement restricted stock units issued was calculated based on 118,239 replacement restricted stock units multiplied by the closing price of US Ecology common stock of $62.23 per share on October 31, 2019, the day immediately preceding the closing of the NRC Merger, further multiplied by the ratio of the precombination service period to the remaining vesting period, or approximately 1.9%.
(4)	The fair value of replacement stock options issued was calculated based on 29,400 replacement stock options multiplied by the fair value per option of $12.26. The fair value per option was calculated using the Black-Scholes option pricing model, with the following weighted-average assumptions: strike price of $52.30 per option, dividend yield of 1.2%; expected volatility of 28.9%; average risk-free interest rate of 1.5%; and an expected term of 1 year. The replacement stock options became fully vested at the merger date therefore the entire fair value is considered merger consideration.

The payment of transaction fees and expenses and repayment of $398.4 million of NRC’s debt were funded using proceeds from a new $450.0 million seven-year term loan. See Note 16 for additional information on the Company’s debt.

As of October 31, 2020, the Company finalized the purchase accounting for NRC Merger. The following table summarizes the consideration paid for NRC and the fair value estimates of assets acquired and liabilities assumed, recognized at the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation as previously disclosed as of December 31, 2019:

	As Reported in 2019		As Retrospectively
$s in thousands	Form 10-K	Adjustments	Adjusted
Current assets	$131,653	$(1,543)	$130,110
Property and equipment	197,045	(26,837)	170,208
Identifiable intangible assets	303,600	5,900	309,500
Other assets	41,687	—	41,687
Current liabilities	(83,460)	(6,273)	(89,733)
Deferred income tax liabilities	(56,596)	1,622	(54,974)
Other liabilities	(57,581)	(1,782)	(59,363)
Total identifiable net assets	476,348	(28,913)	447,435
Goodwill	548,485	28,913	577,398
Total purchase price	$1,024,833	$—	$1,024,833

Purchase price allocation adjustments related primarily to the receipt of additional information regarding the fair values of property and equipment, intangible assets, accrued liabilities, deferred income taxes and residual goodwill.

Goodwill of $577.4 million arising from the acquisition is primarily attributable to the assembled workforce of NRC and expected synergies from combining operations. $399.5 million of the goodwill recognized was allocated to our Energy Waste segment and $177.9 million of the goodwill recognized was allocated to our Field Services segment. We expect $33.3 million of the acquired goodwill to be deductible for income tax purposes.

The fair value of identifiable intangible assets related to the acquisition of NRC by major intangible asset class and corresponding weighted average amortization period are as follows:

		Average
		Amortization
$s in thousands	Fair Value	Period (Years)
Amortizing intangible assets:
Customer relationships - noncontractual	$199,600	14
Customer relationships - contractual	34,400	7
Permits and licenses	8,700	16
Tradenames	6,100	2
Non-compete agreements	3,300	2
Total identified amortizing intangible assets	252,100
Non-amortizing intangible assets:
Permits and licenses	57,400	n/a
Total identified intangible assets	$309,500

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

The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the year ended December 31, 2020 was $318.7 million and $417.4 million, respectively. The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the year ended December 31, 2019 was $70.2 million and $9.1 million, respectively. NRC Merger-related business development and integration expenses of $11.5 million and $24.4 million are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 31, 2020 and 2019, respectively.

Acquisition of Impact Environmental Services, Inc.

On January 28, 2020, we acquired Impact Environmental Services, Inc., an industrial cleaning and environmental services company based in Romulus, Michigan for $3.3 million. The acquired operations are reported as part of our Field Services segment, however, revenues, net income, earnings per share and total assets are not material to our consolidated financial position or results of operations.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $300,000 allocated to goodwill and $900,000 allocated to amortizing intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 12 years. All of the goodwill recognized was assigned to our Field Services segment and is expected to be deductible for income tax purposes over a 15-year amortization period.

W.I.S.E. Environmental Solutions Inc.

On August 1, 2019, we acquired 100% of the outstanding shares of W.I.S.E. Environmental Solutions Inc. (“US Ecology Sarnia”), an equipment rental and waste services company based in Sarnia, Ontario, Canada for 23.5 million Canadian dollars, which translated to $17.9 million at the time of transaction and was funded with borrowings under the Credit Agreement. US Ecology Sarnia is reported as part of our Field Services segment. The Company assessed the revenues, net income, earnings per share and total assets of US Ecology Sarnia and concluded they are not material to our consolidated financial position or results of operations. As such, pro forma financial information has not been provided.

We allocated the purchase price to the assets acquired and liabilities assumed based on estimates of the fair value at the date of the acquisition, resulting in $7.7 million allocated to goodwill and $6.2 million allocated to intangible assets (primarily customer relationships) to be amortized over a weighted average life of approximately 14 years.

Goodwill of $7.7 million arising from the acquisition is attributable to the assembled workforce and the future economic benefits of synergies with our other regional facilities and expansion into new markets. All of the goodwill recognized was assigned to our Field Services segment and is not expected to be deductible for income tax purposes.

ES&H of Dallas, LLC

On August 31, 2018, the Company acquired ES&H of Dallas, LLC (“ES&H Dallas”), which provides emergency and spill response, light industrial services and transportation and logistics for waste disposal and recycling from locations in Dallas and Midland, Texas. The total purchase price was $21.3 million and was funded with cash on hand. The ES&H Dallas facilities are reported as part of our Field Services segment. The Company assessed the revenues, net income, earnings per share and total assets of ES&H Dallas and concluded they are not material to our consolidated financial position or results of operations either individually or when aggregated with other acquisitions completed in 2018. As such, pro forma financial information has not been provided.

We allocated the purchase price to the assets acquired based on estimates of the fair value at the date of acquisition, resulting in $10.0 million allocated to property and equipment and other current assets, $7.1 million allocated to goodwill and $4.2 million allocated to intangible assets (consisting primarily of customer relationships) to be amortized over a weighted average life of approximately 13 years. No liabilities were assumed in the acquisition.

Goodwill of $7.1 million arising from the acquisition is attributable to the assembled workforce and the future economic benefits of synergies with our other Texas facilities and expansion into new markets. All of the goodwill recognized was assigned to our Field Services segment and is expected to be deductible for income tax purposes over a 15-year amortization period.

Ecoserv Industrial Disposal, LLC

On November 14, 2018, the Company acquired Ecoserv Industrial Disposal, LLC (“Winnie”), which provides non-hazardous industrial wastewater disposal solutions and employs deep-well injection technology in the southern United States. The total purchase price was $87.2 million and was funded with $87.0 million in borrowings under the Credit Agreement and cash on hand. Winnie is reported as part of our Waste Solutions segment. The Company assessed the revenues, net income, earnings per share and total assets of Winnie and concluded they are not material to our consolidated financial position or results of operations either individually or when aggregated with other acquisitions completed in 2018. As such, pro forma financial information has not been provided.

As of December 31, 2019, the Company finalized the purchase accounting for the acquisition of Winnie. The following table summarizes the final Winnie purchase price allocation:

Purchase Price
$s in thousands	Allocation
Current assets	$1,860
Property and equipment	3,699
Identifiable intangible assets	66,500
Current liabilities	(755)
Other liabilities	(512)
Total identifiable net assets	70,792
Goodwill	16,436
Total purchase price	$87,228

The fair value of identifiable intangible assets related to the acquisition of Winnie consisted of $54.7 million in permits to be amortized over a life of 60 years, and $11.8 million in customer relationships to be amortized over a life of 15 years.

Goodwill of $16.4 million arising from the acquisition is attributable to the future economic benefits of expansion into the deep-well injection market and the assembled workforce. All of the goodwill recognized was assigned to our Waste Solutions segment and is expected to be deductible for income tax purposes over a 15-year amortization period.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2018	$(14,697)	$906	$(13,791)
Other comprehensive income (loss) before reclassifications, net of tax	3,772	(1,700)	2,072
Amounts reclassified out of AOCI, net of tax (1)	—	(135)	(135)
Other comprehensive income (loss), net	3,772	(1,835)	1,937
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive income (loss) before reclassifications, net of tax	3,055	(8,494)	(5,439)
Amounts reclassified out of AOCI, net of tax (2)	—	2,635	2,635
Other comprehensive income (loss), net	3,055	(5,859)	(2,804)
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
(1)	Before-tax reclassifications of $170,000 ($135,000 after-tax) for the year ended December 31, 2019 were included as a reduction of Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.
(2)	Before-tax reclassifications of $3.3 million ($2.6 million, after-tax) for the year ended December 31, 2020 were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made. Amounts in AOCI expected to be recognized as interest expense over the next 12 months total approximately $3.6 million ($2.8 million after tax).

NOTE 7. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2020	2019	2018
Income taxes and interest paid:
Income taxes paid, net of receipts	$7,774	$14,777	$19,580
Interest paid	28,433	17,204	11,246
Non-cash investing and financing activities:
Fair value of equity issued for acquisition of NRC	$—	$626,460	$—
Adjustments to closure/post-closure retirement asset	5,422	(221)	99
Capital expenditures in accounts payable	4,712	2,882	1,601
Acquisition of equipment with financing arrangements	6,197	2,481	747
Restricted stock issuances from treasury shares	2,491	514	11

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

On September 19, 2019, the Company invested $7.9 million in the preferred stock of a privately held company which is included in Other assets in the Company’s consolidated balance sheets. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. As of December 31, 2020, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At December 31, 2020, the fair value of the Company’s variable rate term loan was estimated to be $446.1 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 consisted of the following:

	2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,914	$1,427	$—	$4,341
Money market funds (2)	1,319	—	—	1,319
Total	$4,233	$1,427	$—	$5,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,744	$—	$9,744
Contingent consideration (4)	—	—	2,173	2,173
Total	$—	$9,744	$2,173	$11,917

	2019
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,380	$1,830	$—	$4,210
Money market funds (2)	859	—	—	859
Total	$3,239	$1,830	$—	$5,069

Liabilities:
Interest rate swap agreement (3)	$—	$1,176	$—	$1,176
Contingent consideration (4)	—	—	8,283	8,283
Total	$—	$1,176	$8,283	$9,459
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.
(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.
(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 and October 2014 that effectively convert a portion of our variable-rate debt to a fixed interest rate. In connection with our entry into the March 2020 interest rate swap, we terminated the October 2014 interest rate swap prior to its scheduled maturity date of June 2021. The March 2020 interest rate swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The October 2014 interest rate swap was also designated as a highly effective cash flow hedge. The March 2020 interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreements are included in Other long-term liabilities in the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively.
(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities are calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. At December 31, 2020, the fair value of our contingent consideration liabilities of $2.2 million were included in Accrued liabilities. At December 31, 2019, the fair value of our contingent consideration liabilities of $6.6 million and $1.7 million were included in Accrued liabilities and Other long-term liabilities, respectively. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2020 and 2019 are as follows:

$s in thousands	2020	2019
Contingent consideration, beginning of period	$8,283	$—
Fair value of contingent consideration acquired	—	11,859
Change in fair value of contingent consideration	(3,682)	349
Contingent consideration paid	(2,517)	(4,000)
Foreign currency translation	89	75
Contingent consideration, end of period	$2,173	$8,283

NOTE 9. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2020, 2019 or 2018.

No customer accounted for more than 10% of total receivables as of December 31, 2020 or 2019.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”). As of December 31, 2020, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

Labor Concentrations

As of December 31, 2020, approximately 500, or approximately 14%, of our employees were covered by collective bargaining agreements with various labor unions. Approximately 46% of these employees are covered by collective bargaining agreements that expired and are in negotiation as of December 31, 2020, or expire within one year of December 31, 2020.

NOTE 10. RECEIVABLES

Receivables as of December 31, 2020 and 2019 consisted of the following:

$s in thousands	2020	2019
Trade	$186,502	$196,593
Unbilled revenue	52,858	54,727
Other	5,554	7,000
Total receivables	244,914	258,320
Allowance for credit losses	(2,936)	(3,010)
Receivables, net	$241,978	$255,310

The allowance for credit losses is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our expected credit losses based on collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2020, 2019 and 2018 was as follows:

		Charged
	Balance at	(Credited) to	Recoveries
	Beginning of	Costs and	(Deductions/		Balance at
$s in thousands	Period	Expenses	Write-offs)	Adjustments	End of Period
Year ended December 31, 2020	$3,010	$(412)	$296	$42	$2,936
Year ended December 31, 2019	$2,998	$226	$(439)	$225	$3,010
Year ended December 31, 2018	$2,796	$436	$(213)	$(21)	$2,998

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 consisted of the following:

$s in thousands	2020	2019
Cell development costs	$186,170	$174,561
Land and improvements	65,953	52,909
Buildings and improvements	128,206	109,580
Railcars	17,299	17,299
Vehicles, vessels and other equipment	331,167	317,472
Construction in progress	44,840	61,537
Total property and equipment	773,635	733,358
Accumulated depreciation and amortization	(316,998)	(254,590)
Property and equipment, net	$456,637	$478,768

Depreciation and amortization expense was $66.6 million, $41.4 million and $29.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Lease assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

$s in thousands	2020	2019
Assets:
Operating right-of-use assets (1)	$51,474	$57,396
Finance right-of-use assets (2)	21,209	20,499
Total	$72,683	$77,895

Liabilities:
Current:
Operating (3)	$17,048	$17,317
Finance (4)	4,462	4,128
Long-term:
Operating (5)	35,069	39,954
Finance (6)	17,501	16,308
Total	$74,080	$77,707
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $8.0 million and $2.7 million as of December 31, 2020 and December 31, 2019, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Year Ended December 31,
$s in thousands	2020	2019
Operating lease cost (1)	$20,880	$9,144
Finance lease cost:
Amortization of leased assets (2)	5,312	1,641
Interest on lease liabilities (3)	1,221	332
Total	$27,413	$11,117
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Year Ended December 31,
$s in thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,297	$8,656
Operating cash flows from finance leases	$1,221	$332
Financing cash flows from finance leases	$4,659	$1,298

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,576	$7,380
Right-of-use assets obtained in exchange for new finance lease liabilities	$6,197	$2,481

Other information related to our leases as of December 31, 2020 and 2019 is as follows:

	2020	2019
Weighted-average remaining lease term (years):
Operating leases	4.1	4.4
Finance leases	4.0	4.5
Weighted-average discount rate:
Operating leases	3.69%	3.80%
Finance leases	5.86%	5.07%

The Company’s maturity analysis of its lease liabilities as of December 31, 2020 is as follows:

	Operating	Finance
$s in thousands	Leases	Leases	Total
2021	$17,819	$5,944	$23,763
2022	14,076	5,560	19,636
2023	10,938	5,668	16,606
2024	6,877	3,929	10,806
2025	2,627	3,807	6,434
Thereafter	4,163	1,014	5,177
Total	$56,500	$25,922	$82,422
Less: Interest	4,383	3,959	8,342
Present value of lease liabilities	$52,117	$21,963	$74,080

NOTE 13. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the years ended December 31, 2020 and 2019 were as follows:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2018	$162,816	$(6,870)	$51,231	$—	$—	$—	$207,177
Preliminary NRC Merger purchase price allocation	—	—	239,629	—	308,856	—	548,485
US Ecology Sarnia acquisition	—	—	7,668	—	—	—	7,668
Winnie purchase price allocation adjustment	2,863	—	—	—	—	—	2,863
Foreign currency translation	736	—	51	—	—	—	787
Balance at December 31, 2019	$166,415	$(6,870)	$298,579	$—	$308,856	$—	$766,980
Impairment charges	—	—	—	(19,900)	—	(363,900)	(383,800)
NRC Merger purchase price allocation adjustment	—	—	(61,735)	—	90,647		28,912
Impact Environmental acquisition	—	—	300	—			300
Foreign currency translation	448	—	197	—			645
Balance at December 31, 2020	$166,863	$(6,870)	$237,341	$(19,900)	$399,503	$(363,900)	$413,037

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

Fair values are generally determined by an income approach, discounting projected future cash flows based on our expectations of the current and future operating environment, using a market approach, applying a multiple of earnings based on guideline for publicly traded companies, or a combination thereof. Estimating future cash flows requires significant judgment about factors such as general economic conditions and projected growth rates, and our estimates often vary from the cash flows eventually realized. The rates used to discount projected future cash flows reflect a weighted average cost of capital based on our industry, capital structure and risk premiums including those reflected in the current market capitalization. In the event the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is considered impaired, and an impairment charge would be recognized during the period in which the determination has been made for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit.

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

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our EW reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EW reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. During the fourth quarter of 2020, the Company finalized the purchase price allocation related to the NRC Merger. The finalization of fair value estimates during the fourth quarter of 2020, and resulting final determination of goodwill by reporting unit, resulted in an increase in the amount of goodwill assigned to the EW reporting unit and a decrease in the amount of goodwill assigned to the International reporting unit.  $80.3 million of additional goodwill assigned to the EW reporting unit was immediately impaired in the fourth quarter of 2020 based on the fair value of the reporting unit determined in the Interim Assessment. The decrease in goodwill assigned to the International reporting unit resulted in the reversal in the fourth quarter of 2020 of $11.2 million of International reporting unit goodwill impairment charges recorded in the first quarter of 2020.

Our EW reporting unit, the sole component of our Energy Waste segment, provides energy-related services including solid and liquid waste treatment and disposal, equipment cleaning and maintenance, specialty equipment rental, spill containment and site remediation for a full complement of oil and gas waste streams, predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basins in Texas. Our International reporting unit, a component of our Field Services segment, provides industrial and emergency response services to the offshore oil and gas sector in the North Sea and land-based industries across the EMEA region. Both our EW and International reporting units are dependent on energy-related exploration and production investments and expenditures by our energy industry customers. Lower crude oil prices and the volatility of such prices affect the level of investment as it impacts the ability of energy companies to access capital on economically advantageous terms or at all. In addition, energy companies decrease investments when the projected profits are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending negatively impact energy waste generation and therefore the demand for our services. Recent volatility and historically low oil prices have adversely impacted customers of our EW reporting unit and our International reporting unit, negatively affecting demand for our services.

The principal factors contributing to the goodwill impairment charges for both the EW and International reporting units related to historically-low energy commodity prices reducing anticipated energy-related exploration and production investments and expenditures by our energy industry customers, which negatively impacted each reporting unit’s prospective cash flows and each reporting unit's estimated fair value. A longer-than-expected recovery in crude oil pricing and energy-related exploration and production investments became evident during the first quarter of 2020 as we assessed the projected impact of the COVID-19 pandemic and foreign oil production increases on the global demand for oil and updated the long-term projections for each reporting unit which, as a result, decreased each reporting unit’s anticipated future cash flows as compared to those estimated previously.

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

The rapid and sustained decline in the energy markets served by our EW and International reporting units, exacerbated by the uncertainty surrounding the impact of the COVID-19 pandemic and foreign oil production increases, has inherently increased the risk associated with the future cash flows of these reporting units. Accordingly, when performing the Interim Assessment, we increased the discount rates and decreased the projected capital investment for each reporting unit compared to the assumptions used in the initial fair value assessment in connection with the NRC Merger on November 1, 2019. We believe these changes are reflective of market participant inputs in consideration of the current economic uncertainty.

We also considered the estimated fair value of our EW and International reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to reporting unit revenues and operating earnings. The lack of a broad base of publicly available market data specific to the industry in which we operate, combined with the general market volatility attributable to the COVID-19 pandemic, results in a wide range of currently observable market multiples. Accordingly, we applied less weight to the estimated fair value of our reporting units calculated under the market-based approach (10%) compared to the income approach (90%) described above.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the Interim Assessment are consistent with those that a market participant would use based on the events described above and are reflective of the current market assessment of the fair value of our EW and International reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the Interim Assessment were reasonable and consistent with the current economic uncertainty, both in general and specific to the energy markets served by our EW and International reporting units.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2020 indicated that the fair value of each of our reporting units was in excess of its respective carrying value, with the exception of our Field Services reporting unit.

Our Field Services reporting unit, a component of our Field Services segment, offers specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites. Consistent with prior assessments, we utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each of the Field Services reporting unit. The income approach is based on the estimated present value of future cash flows for the reporting unit. The market approach is based on assumptions about how market data relates to the reporting unit. The estimated fair value of the Field Services reporting unit was then compared to the reporting unit’s carrying amount as of October 1, 2020. Based on the results of that comparison, the carrying amount of the Field Services reporting unit exceeded the estimated fair value of the reporting unit by $14.4 million and, as a result, we recognized a corresponding goodwill impairment charge in the fourth quarter of 2020. The factors contributing to the $14.4 million goodwill impairment charge principally related to an increase in the risk-adjusted rate used to discount the projected cash flows of the reporting unit as a result of the decline in our share price since the last annual assessment as well as a slower than expected recovery to cash flow levels forecasted prior to the COVID-19 pandemic, which negatively impacted the reporting unit’s prospective financial information in its discounted cash flow model and the reporting unit’s estimated fair value as compared to previous estimates.

We believe that the discount rates, projected cash flows and other inputs and assumptions used in the annual assessment of goodwill are consistent with those that a market participant would use based on the facts and circumstances described above and are reflective of the current market assessment of the fair value of our Field Services and EW reporting units. In addition, we believe that our estimates and assumptions about future revenues and margin projections in the annual assessment were reasonable and consistent with the current economic outlook, both in general and specific to the markets served by our Field Services and EW reporting units.

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2019 indicated that the fair value of each of our reporting units was in excess of its respective carrying value.

Intangible assets as of December 31, 2020 and 2019 consisted of the following:

	2020			2019
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$174,885	$(23,005)	$151,880	$174,339	$(18,707)	$155,632
Customer relationships	340,032	(61,778)	278,254	333,090	(35,254)	297,836
Technology - formulae and processes	7,142	(2,293)	4,849	6,964	(2,013)	4,951
Customer backlog	3,652	(2,387)	1,265	3,652	(2,022)	1,630
Tradename	10,390	(8,015)	2,375	10,390	(4,832)	5,558
Developed software	2,902	(2,182)	720	2,895	(1,884)	1,011
Non-compete agreements	5,571	(4,318)	1,253	5,455	(1,694)	3,761
Internet domain and website	536	(184)	352	536	(156)	380
Database	389	(214)	175	388	(191)	197
Total amortizing intangible assets	545,499	(104,376)	441,123	537,709	(66,753)	470,956
Non-amortizing intangible assets:
Permits and licenses	82,732	—	82,732	103,816	—	103,816
Tradename	133	—	133	130	—	130
Total intangible assets	$628,364	$(104,376)	$523,988	$641,655	$(66,753)	$574,902

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

The results of the annual assessment of non-amortizing intangible assets undertaken in the fourth quarter of 2020 indicated no impairment charges were required, with the exception of certain non-amortizing permit intangibles within our Field Services segment.

Our Field Services segment provides government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. A company’s ability to provide these standby services is subject to significant regulatory certification requirements and other high barriers to entry. As such, the Company assigned $57.1 million of fair value to non-amortizing standby services permit intangible assets upon finalization of the purchase accounting allocation related to the NRC Merger. In performing the annual indefinite-lived intangible assets impairment tests, the estimated fair value of the standby services permits was determined under an income approach using discounted projected future cash flows associated with the permits and then compared to the $57.1 million carrying amount of the permits as of October 1, 2020. Based on the results of that evaluation, the carrying amount of the permits exceeded the estimated fair value of the permits and, as a result, we recognized a $21.1 million impairment charge in the fourth quarter of 2020. The factors contributing to the impairment charge principally related to a less favorable outlook on the potential for both significant oil spill events and growth opportunities, which negatively impacted the discounted projected cash flows associated with the standby services permits and their estimated fair value as compared to previous estimates.

The results of the annual assessment of non-amortizing intangible assets undertaken in the fourth quarter of 2019 indicated no impairment charges were required.

On November 1, 2019, the Company completed the NRC Merger and recorded $577.4 million of goodwill, $252.1 million of amortizing intangible assets (consisting primarily of customer relationships) and $57.4 million of non-amortizing intangible assets (consisting of permits and licenses) as a result of the acquisition. See Note 5 for additional information.

On August 1, 2019, the Company acquired US Ecology Sarnia and recorded $7.7 million of goodwill and $6.2 million of amortizing intangible assets (consisting primarily of customer relationships) as a result of the acquisition. See Note 5 for additional information.

Amortization expense relating to intangible assets was $37.3 million, $15.5 million and $9.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Foreign intangible asset carrying amounts are affected by foreign currency translation. Future amortization expense of amortizing intangible assets is expected to be as follows:

Expected
$s in thousands	Amortization
2021	$34,506
2022	31,397
2023	31,210
2024	30,824
2025	30,581
Thereafter	282,605
$441,123

NOTE 14. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the Plan of $3.3 million, $3.0 million and $2.5 million in 2020, 2019 and 2018, respectively.

The Company also maintains 401(k) savings and retirement plans (“the NRC Plans”) for the employees that joined the Company through the NRC Merger. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the NRC Plans of $2.3 million and $325,000 in 2020 and 2019, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan (“the SPP”). This defined contribution plan covers substantially all of our employees at our Blainville, Québec facility in Canada. Employees represented by the Unifor Section Locale 171 receive a Company contribution equal to 9.5% of eligible compensation. Employees not represented by the union receive a base Company contribution equal to 5% of eligible compensation and an additional matching contribution in an amount up to 2% of eligible compensation. The Company contributed $735,000, $692,000 and $653,000 to the SPP in 2020, 2019 and 2018, respectively.

Multi-Employer Defined Benefit Pension Plans

Certain of the Company’s wholly-owned subsidiaries participate in a total of six multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension
			Protection Act
			Certified
	Plan Employer	Plan	Zone Status
Name of Plan	ID Number	Number	2020	2019
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

The Company contributed $1.0 million to the Operating Engineers Local 324 Pension Fund (the “Local 324 Plan”) in both 2020 and 2019. The Company also contributed $205,000 and $281,000 to other multi-employer plans in 2020 and 2019, respectively, which are excluded from the table above as they are not individually significant.

Based on information as of April 30, 2020 and 2019, the year end of the Local 324 Plan, the Company’s contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2020 and 2019 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan’s year-end of April 30, 2020 and 2019.

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site, provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The states of Nevada and Washington and the province of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the province of Québec requires that the surety bond be maintained for 25 years after the lease expires. We also maintain surety bonds for closure costs associated with our energy waste landfills in Texas. Under the terms of our waste disposal permits for these landfills, financial security must be provided to the Railroad Commission of Texas in an amount necessary to close the facility. At December 31, 2020 we had $12.8 million in commercial surety bonds dedicated for closure obligations at our operating and non-operating disposal facilities.

In accounting for closure and post-closure obligations, which represent our asset retirement obligations, we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure and post-closure costs taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2020. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2020 approximated 5.4%.

Changes to reported closure and post-closure obligations for the years ended December 31, 2020 and 2019, were as follows:

$s in thousands	2020	2019
Closure and post-closure obligations, beginning of period	$86,383	$78,363
Liabilities assumed in the NRC Merger	—	5,691
NRC Merger purchase price allocation adjustment	1,782	—
Accretion expense	4,000	4,388
Payments	(1,750)	(1,913)
Adjustments	5,422	(221)
Foreign currency translation	32	75
Closure and post-closure obligations, end of period	95,869	86,383
Less current portion	(6,471)	(2,152)
Long-term portion	$89,398	$84,231

Adjustment to the obligations represents changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2020 were primarily attributable to a $5.4 million increase in closure and post-closure obligations at our Robstown, Texas operating facility due to placing a new landfill cell into service in the fourth quarter of 2020. The adjustments in 2019 were primarily attributable to a $393,000 decrease in closure and post-closure obligations at our Robstown, Texas operating facility and a $272,000 decrease in closure and post-closure obligations at our Blainville, Québec, Canada operating facility due to changes in closure timing, partially offset by a $422,000 increase to the obligation for our Blainville, Québec, Canada operating facility associated with a newly-constructed disposal cell.

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheets, for the years ended December 31, 2020 and 2019 were as follows:

$s in thousands	2020	2019
Net closure and post-closure asset, beginning of year	$22,884	$19,510
Asset acquired in the NRC Merger	—	4,857
NRC Merger purchase price allocation adjustment	(389)	—
Additions or adjustments to closure and post-closure asset	5,422	(221)
Amortization of closure and post-closure asset	(1,407)	(1,298)
Foreign currency translation	22	36
Net closure and post-closure asset, end of year	$26,532	$22,884

NOTE 16. DEBT

Long-term debt consisted of the following:

	December 31,
$s in thousands	2020	2019
Revolving credit facility	$347,000	$327,000
Term loan	445,500	450,000
Unamortized term loan discount and debt issuance costs	(6,657)	(7,799)
Total debt	785,843	769,201
Current portion of long-term debt	(3,359)	(3,359)
Long-term debt	$782,484	$765,842

Future maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of December 31, 2020 consisted of the following:

$s in thousands	Maturities
2021	$4,500
2022	4,500
2023	4,500
2024	4,500
2025	351,500
Thereafter	423,000
$792,500

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described below, the Credit Agreement was amended in November 2019 in connection with the NRC Merger and further amended on June 26, 2020 pursuant to the Third Amendment (as defined below). In addition, as a result of the consummation of the NRC Merger, the borrower under the Revolving Credit Facility is Predecessor US Ecology, a wholly-owned subsidiary of the Company. In connection with Predecessor US Ecology’s entry into the Credit Agreement, Predecessor US Ecology terminated its existing credit agreement with Wells Fargo, dated June 17, 2014 (the “2014 Credit Agreement”). Immediately prior to the termination of the 2014 Credit Agreement, there were $278.3 million of term loans and no revolving loans outstanding under the 2014 Credit Agreement. No early termination penalties were incurred as a result of the termination of the 2014 Credit Agreement.

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

During the year ended December 31, 2020, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.98%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At December 31, 2020, there were $347.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2020, there were no amounts outstanding subject to the Sweep Arrangement.

As of December 31, 2020, the availability under the Revolving Credit Facility was $121.9 million, subject to our leverage covenant limitation, with $9.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the year ended December 31, 2020, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 3.45%.

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

At December 31, 2020, we were in compliance with all of the financial covenants in the Credit Agreement, as amended by the Third Amendment.

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

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $480.0 million, or approximately 61%, of the Revolving Credit Facility and term loan borrowings outstanding as of December 31, 2020. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remains probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date will be amortized as additional interest expense over its original maturity.

The fair value of the interest rate swap as of December 31, 2020 is a liability of $9.7 million which is included in Other long-term liabilities with the offset to Accumulated other comprehensive loss on the Company’s consolidated balance sheet. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $3.3 million of losses, $170,000 of gains and $375,000 of losses, respectively, related to settlements of the interest rate swaps which were recorded as Interest expense on the Company’s consolidated statements of operations.

NOTE 17. INCOME TAXES

The domestic and foreign components of (loss) income before income taxes consisted of the following:

$s in thousands	2020	2019	2018
Domestic	$(403,492)	$30,706	$46,147
Foreign	9,891	19,093	18,711
(Loss) income before income taxes	$(393,601)	$49,799	$64,858

The components of the income tax (benefit) expense consisted of the following:

$s in thousands	2020	2019	2018
Current:
U.S. Federal	$(9,905)	$3,120	$2,239
State	3,062	1,547	2,368
Foreign	6,768	5,426	4,746
Total current	(75)	10,093	9,353
Deferred:
U.S. Federal	1,384	5,977	5,675
State	(2,859)	714	172
Foreign	(2,692)	(125)	63
Total deferred	(4,167)	6,566	5,910
Income tax (benefit) expense	$(4,242)	$16,659	$15,263

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	2020	2019	2018
Taxes computed at federal statutory rate	21.0%	21.0%	21.0%
Goodwill impairment charges	(20.4)	—	0.5
State income taxes (net of federal income tax benefit)	0.3	5.7	5.1
Share-based compensation	(0.1)	(0.4)	(1.3)
Research and development credits	0.1	(0.8)	(2.0)
Non-deductible transaction costs	—	3.4	—
Global intangible low taxed income	—	1.1	—
Tax Cuts and Jobs Act of 2017	—	—	(0.3)
Foreign rate differential	(0.3)	2.5	1.7
Net operating loss reduction	(1.7)	—	—
Change in unrecognized tax benefits	1.7	—	—
State deferred rate differential	(0.1)	(1.6)	—
Other	0.6	2.6	(1.2)
	1.1%	33.5%	23.5%

The components of the total net deferred tax assets and liabilities as of December 31, 2020 and 2019 consisted of the following:

$s in thousands	2020	2019
Deferred tax assets:
Net operating losses	$18,751	$14,121
Operating leases	12,875	14,034
Foreign tax credit and capital loss carry forwards	4,928	4,705
Accruals, allowances and other	8,691	8,966
Environmental compliance and other site related costs	10,909	9,203
Business interest expense	—	6,498
Unrealized foreign exchange gains	790	962
Total deferred tax assets	56,944	58,489
Less: valuation allowance	(4,207)	(4,965)
Net deferred tax assets	52,737	53,524
Deferred tax liabilities:
Property and equipment	(53,838)	(53,540)
Intangible assets	(107,109)	(112,446)
Operating leases	(12,875)	(14,034)
Other	102	(1,849)
Total deferred tax liabilities	(173,720)	(181,869)
Net deferred tax liability	$(120,983)	$(128,345)

All deferred tax assets and liabilities are recorded in Deferred income taxes, net on the consolidated balance sheets as of December 31, 2020 and 2019.

The Company acquired U.S. federal and state net operating loss and business interest expense carryforwards of NRC upon the acquisition of that entity in November 2019, subject to the ownership change limitations. Upon finalization of the purchase accounting related to the NRC Merger, acquired U.S. federal net operating losses, foreign net operating losses, state net operating losses and business interest expense carryforwards from NRC total approximately $97.1 million, $3.1 million, $40.4 million and $39.7 million, respectively, net of amounts unavailable due to previous ownership change limitations, which are included in the total Net operating losses and Business interest expense above.

Utilization of the Company’s net operating loss carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and business interest expense carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration based on the historic profitability of the Company and certain favorable adjustments available to the annual limitation calculations.

As of December 31, 2020, we had approximately $66.8 million, $7.2 million, and $57.2 million of federal, foreign, and state and local net operating losses (“NOLs”), respectively. A portion of the federal NOLs begin to expire in 2029 and the remaining federal NOLs have no expiration date. Approximately $29.5 million of the US Federal NOLs are indefinite lived and the remainder expire between 2029 and 2037. Foreign NOLs are indefinite lived and therefore have no expiration date. State and local NOLs expire between 2020 and 2039. We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state and local NOLs for tax purposes. At December 31, 2020 and 2019, we maintained a valuation allowance of approximately $79,000 and $260,000, respectively, for state and local NOLs that are not expected to be utilizable prior to expiration.

The valuation allowance as of December 31, 2020 was primarily related to foreign tax credit that, in the judgment of management, was not more likely than not to be realized. The valuation allowance as of December 31, 2019 were primarily related to foreign tax credits and capital loss carryforwards that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. The net valuation allowance decreased $181,000 for the year ended December 31, 2020 compared to December 31, 2019.

Changes to unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018, were as follows:

$s in thousands	2020	2019	2018
Unrecognized tax benefits, beginning of year	$8,335	$555	$—
Gross increases - tax positions in prior period	—	8,088	494
Gross decreases - tax positions in prior period	(8,091)	(9)	—
Gross increases - tax positions in current period	50	52	61
Settlements	—	(284)	—
Lapse of statute of limitations	(55)	(67)	—
Unrecognized tax benefits, end of year	$239	$8,335	$555

As of December 31, 2020, the total amount of unrecognized tax benefits was $239,000, of which $227,000, if recognized, would favorably impact our future earnings. The $8.1 million decrease in prior period tax positions related to the acquired NRC net operating losses that were recorded as a reduction to our net operating losses deferred tax asset in 2019 for which an election to treat them as expired was made during 2020. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2020 and December 31, 2019 were not significant. There is no accrual for penalties.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. The Company is subject to examination by the IRS for tax years 2017 through 2020. The 2016 through 2020 state tax returns are subject to examination by state tax authorities. Stablex Canada, Inc. is currently under examination by the Canadian Revenue Agency for years 2018 through 2020. The tax years 2016 through 2020 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

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

In January 2019, Kevin Sullivan, a driver for NRC from May 1, 2018 to August 22, 2018 filed a class action complaint against NRC in California Superior Court (Kevin Sullivan et. Al. v. National Response Corp., NRC Environmental Services, Inc. and Paul Taveira et al.) alleging the failure by the defendants to provide meal and rest breaks required by California law and requiring employees to work off the clock. Mr. Sullivan’s complaint also asserted a claim under the California Labor Code Private Attorneys General Act (“PAGA”), which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties that could be recovered by the State of California. On April 17, 2019, NRC filed a motion to compel individual arbitration, strike Mr. Sullivan’s class action claims and stay the PAGA claim pending the outcome of Mr. Sullivan’s individual claim; the court subsequently granted NRC’s motion to compel. In response, Mr. Sullivan amended his complaint to dismiss the class claims without prejudice and proceed solely with the PAGA claim. The parties participated in a confidential mediation on August 3, 2020, and reached a settlement resolving the pending PAGA claim. The court issued a Notice of Entry of Judgment on October 30, 2020, approving the parties’ settlement. The settlement administrator confirmed that the notices and settlement payments totaling $500,000 went out to aggrieved employees on December 28, 2020, in accordance with the distribution timeline. This matter is resolved.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident.

The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility in the fourth quarter of 2018. The Company recognized insurance recoveries of $462,000 during 2020, related to expenses incurred to continue limited operations at the facility.

Other than as described above, we are not currently a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows.

NOTE 19. EQUITY

Equity-Based Purchase Consideration

Pursuant to the NRC Merger Agreement, on November 1, 2019 the Company paid $626.5 million of the purchase price in equity-based consideration comprising 9,337,949 newly-issued shares of US Ecology common stock, 3,772,753 replacement warrants, 118,239 replacement restricted stock units and 29,400 replacement stock options.

Stock Repurchase Program

On June 1, 2016, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding common stock. On May 29, 2018, the repurchase program was extended. On December 30, 2019, the Company’s Board of Directors authorized the repurchase of $25.0 million of the Company’s outstanding warrants (such dollar amount considered in the aggregate with the dollar amount of shares of common stock repurchased by the Company, if any, under the Company’s share repurchase program) as part of the Company’s share repurchase program. On June 6, 2020, the Company’s Board of Directors’ authorization to repurchase the Company’s outstanding shares of common stock and warrants under the share repurchase program expired. In the future, the Board of Directors may consider reauthorizing the repurchase program at any time, and the timing of any future repurchases of common stock or warrants will be based upon prevailing market conditions and other factors. The Company may from time to time also consider other options for repurchasing some or all of its warrants, including but not limited to a tender offer for all of the outstanding warrants. The Company repurchased 397,600 shares of common stock in an aggregate amount of $17.3 million under the repurchase program during the year ended December 31, 2020.

Omnibus Incentive Plan

On May 27, 2015, the stockholders of Predecessor US Ecology approved the Omnibus Incentive Plan (as amended, “Pre-Merger Omnibus Plan”), which was approved by Predecessor US Ecology’s Board of Directors on April 7, 2015. In connection with the closing of the NRC Merger, the Company assumed the Pre-Merger Omnibus Plan, amended and restated such plan and renamed it the Amended and Restated US Ecology, Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for the purpose of issuing replacement awards to award recipients under the Omnibus Plan pursuant to the NRC Merger Agreement and for the issuance of additional awards in the future.

The Omnibus Plan was developed to provide additional incentives through equity ownership in US Ecology and, as a result, encourage employees, consultants and non-employee directors to contribute to our success. The Omnibus Plan provides, among other things, the ability for the Company to grant restricted stock, performance stock, options, stock appreciation rights, restricted stock units, performance stock units and other share-based awards or cash awards to employees, consultants and non-employee directors.

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2020, 550,673 shares of common stock remain available for grant under the Omnibus Plan.

Subsequent to the approval of the Pre-Merger Omnibus Plan by Predecessor US Ecology in May 2015, we stopped granting equity awards under the American Ecology Corporation 2008 Stock Option Incentive Plan (“Pre-Merger 2008 Stock Option Plan”). However, in connection with the closing of the NRC Merger, the Company assumed the Pre-Merger 2008 Stock Option Plan, amended and restated such plan and renamed it in the Amended and Restated US Ecology, Inc. 2008 Stock Option Incentive Plan (the “2008 Stock Option Plan”) solely for the purpose of issuing replacement awards to award recipients thereunder and remains in effect solely for the settlement of awards granted under such plan and no future grants may be made under such plan. No shares that are reserved but unissued under the 2008 Stock Option Plan or that are outstanding under the 2008 Stock Option Plan and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

In addition, in connection with the closing of the NRC Merger, the Company assumed the NRC Group Holdings Corp. 2018 Equity Incentive Plan previously maintained by NRC by adopting the Amended and Restated US Ecology, Inc. 2018 Equity and Incentive Compensation Plan solely for the purpose of issuing replacement awards to award recipients thereunder pursuant to the NRC Merger Agreement, and no future grants may be made under such plan.

Performance Stock Units (PSUs)

We have PSU awards outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of 2018 PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted in 2018. The actual number of 2018 PSUs that will vest and be settled in shares is determined based on total stockholder return relative to a set of peer companies, over a three-year performance period. The total number of 2019 PSUs each participant is eligible to earn ranges from 0% to 300% of the target number of PSUs granted in 2019. The actual number of 2019 PSUs that will vest and be settled in shares is determined based on achievement of certain Company financial performance metrics and total stockholder return relative to a set of peer companies, over a three-year performance period. Compensation expense is recorded over the awards’ three-year vesting period.

On January 24, 2020, the Company granted 5,358 PSUs to certain employees. Each January 2020 PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The actual number of January 2020 PSUs that will vest and be settled in shares is determined based on the achievement of certain milestones. The fair value of the January 2020 PSUs estimated on the grant date was $54.55 per unit. Compensation expense is recorded over the awards’ milestone measurement period.

On July 16, 2020, the Company granted 51,922 PSUs to certain employees. Each July 2020 PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of July 2020 PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of July 2020 PSUs that will vest and be settled in shares is determined at the end of a 2.5-year performance period beginning July 1, 2020, based on the Company’s total shareholder return relative to a set of peer companies. Compensation expense is recorded over the awards’ 2.5-year vesting period.

A summary of our PSU activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2019	42,711	$61.11
Granted	57,351	43.60
Vested	(13,322)	61.37
Cancelled, expired or forfeited	(670)	54.55
Outstanding as of December 31, 2020	86,070	$49.45

The fair value of PSUs granted on July, 16, 2020, March 1, 2019 and January 2, 2018 was estimated as of the date of grant using a Monte Carlo simulation model. The grant date fair value of PSUs granted on July 16, 2020, March 1, 2019 and January 2, 2018 was $42.47, $58.20 and $63.56 per unit, respectively. Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted are as follows:

	2020		2019		2018
Stock price on grant date	$32.89		$58.40		$51.00
Expected term	2.5	years	3.0	years	3.0	years
Expected volatility	40.6%		30%		30%
Risk-free interest rate	0.2%		2.5%		2.0%
Expected dividend yield	0.0%		1.1%		1.4%

During 2020, 13,322 PSUs vested and PSU holders earned 8,619 shares of the Company’s common stock.

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

A summary of our stock option activity is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (Years)
Outstanding as of December 31, 2019	293,588	$48.23
Granted	78,700	54.20
Exercised	(6,880)	34.69
Cancelled, expired or forfeited	(8,375)	42.89
Outstanding as of December 31, 2020	357,033	$49.93	$—	6.6
Exercisable as of December 31, 2020	240,303	$47.06	$—	5.6

The weighted average grant date fair value of all stock options granted during 2020, 2019 and 2018 was $12.30, $14.26 and $11.64 per share, respectively. The total intrinsic value of stock options exercised during 2020, 2019 and 2018 was $100,000, $152,000 and $6.6 million, respectively. During 2020, option holders tendered 3,738 options in connection with options exercised via net share settlement.

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

The significant weighted-average assumptions relating to the valuation of option grants are as follows:

	2020		2019		2018
Expected life	4.0	years	2.7	years	3.8	years
Expected volatility	30%		30%		30%
Risk-free interest rate	1.4%		2.1%		2.0%
Expected dividend yield	1.2%		1.2%		1.5%

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

A summary of our restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2019	64,654	$55.62
Granted	51,700	48.35
Vested	(43,588)	53.93
Outstanding as of December 31, 2020	72,766	$51.47

The total fair value of restricted stock vested during 2020, 2019 and 2018 was $2.3 million, $2.5 million and $2.2 million, respectively.

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

A summary of our restricted stock unit activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2019	131,199	$59.05
Granted	111,830	33.21
Vested	(71,050)	58.71
Cancelled, expired or forfeited	(24,736)	57.08
Outstanding as of December 31, 2020	147,243	$39.92

The total fair value of restricted stock units vested during 2020, 2019 and 2018 was $3.0 million, $4.8 million and $967,000, respectively.

Treasury Stock

During 2020, the Company repurchased 17,169 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $57.91 per share, repurchased 397,600 shares of the Company’s common stock under our stock repurchase program at an average cost of $43.61 per share and issued 56,381 shares of restricted stock under the Omnibus Plan from our treasury stock at an average cost of $44.20 per share.

During 2019 prior to the NRC Merger, Predecessor US Ecology issued 8,900 shares of restricted stock under the Omnibus Plan, from our treasury stock at an average cost of $57.77 per share and repurchased 14,462 shares of Predecessor US Ecology’s common stock in connection with the net share settlement of employee equity awards at an average cost of $63.34 per share. In connection with the closing of the NRC Merger, the outstanding treasury stock of Predecessor US Ecology was cancelled.

Share-Based Compensation Expense

All share-based compensation is measured at the grant date based on the fair value of the award, and is recognized as an expense in earnings over the requisite service period. The components of pre-tax share-based compensation expense (primarily included in Selling, general and administrative expenses in our consolidated statements of operations) and related tax benefits were as follows:

$s in thousands	2020	2019	2018
Share-based compensation from:
Stock options	$725	$575	$727
Restricted stock	2,032	1,662	1,590
Restricted stock units (1)	3,810	6,193	1,324
Performance stock units (2)	1,266	831	725
Total share-based compensation	7,833	9,261	4,366
Income tax benefit	(2,115)	(3,098)	(1,027)
Share-based compensation, net of tax	$5,718	$6,163	$3,339
(1)	Share-based compensation from restricted stock units for the years ended December 31, 2020 and 2019 includes $605,000 and $3.7 million, respectively, of compensation expense related to the accelerated vesting of restricted stock unit awards upon the termination of former employees of NRC subsequent to the NRC Merger in accordance with change-in-control provisions of their respective employment agreements. Share-based compensation from restricted stock units for the year ended December 31, 2020 also includes $405,000 of compensation expense related restricted stock unit awards granted to certain employees identified as critical to the successful integration of NRC. Share-based compensation from these awards is attributable entirely to the NRC Merger therefore the Company has classified this portion of share-based compensation expense as business development and integration expenses within Selling, general and administrative expenses in our consolidated statements of operations.

(2)	Share-based compensation from performance stock units for the year ended December 31, 2020 includes $173,000 of compensation expense related to milestone-based performance stock unit awards granted to certain employees identified as critical to the successful integration of NRC. Share-based compensation from these awards is attributable entirely to the NRC Merger therefore the Company has classified this portion of share-based compensation expense as business development and integration expenses within Selling, general and administrative expenses in our consolidated statements of operations.

The tax benefits from stock options exercised during 2020, 2019 and 2018 were $113,000, $321,000 and $1.4 million, respectively.

Unrecognized Share-Based Compensation Expense

As of December 31, 2020, there was $9.5 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately two years.

Warrants

At December 31, 2020, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of Common Stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of Common Stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

NOTE 20. EARNINGS PER SHARE

	2020		2019		2018
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(389,359)	$(389,359)	$33,140	$33,140	$49,595	$49,595
Weighted average basic shares outstanding	31,126	31,126	23,521	23,521	21,888	21,888

Dilutive effect of share-based awards and warrants		—		228		159
Weighted average diluted shares outstanding		31,126		23,749		22,047

(Loss) earnings per share	$(12.51)	$(12.51)	$1.41	$1.40	$2.27	$2.25
Anti-dilutive shares excluded from calculation		4,213		90		46

NOTE 21. SEGMENT REPORTING

Financial Information by Segment

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). All periods presented below have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”)—This segment provides a broad range of specialty material management services including transportation, recycling, treatment and disposal of hazardous, non-hazardous and radioactive waste at Company-owned or operated landfill, wastewater, deep-well injection and other treatment facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”)—This segment provides specialty field services and total waste management solutions to commercial and industrial facilities and to government entities through our 10-day transfer facilities and at customer sites, both domestic and international. Specialty field services include standby services, emergency response, industrial cleaning and maintenance, remediation, lab packs, retail services, transportation, and other services. Total waste management services include on-site management, waste characterization, transportation and disposal of non- hazardous and hazardous waste.

Energy Waste—This segment provides energy-related services and waste disposal services predominately to upstream energy customers currently concentrated in the Eagle Ford and Permian Basin. Services include spill containment and site remediation, equipment cleaning & maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

The operations not managed through our three reportable segments are recorded as “Corporate.” Corporate selling, general and administrative expenses include typical corporate items such as legal, accounting and other items of a general corporate nature. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information of our reportable segments for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$425,413	$473,754	$34,687	$—	$933,854
Depreciation, amortization and accretion	$41,540	$43,465	$19,962	$2,938	$107,905
Capital expenditures	$31,027	$16,149	$6,189	$4,034	$57,399
Total assets	$773,448	$762,854	$231,475	$63,506	$1,831,283

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$440,547	$232,402	$12,560	$—	$685,509
Depreciation, amortization and accretion	$41,133	$15,007	$3,402	$1,760	$61,302
Capital expenditures	$46,202	$5,986	$1,391	$4,521	$58,100
Total assets	$755,566	$865,540	$534,738	$75,400	$2,231,244

	2018
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$400,678	$165,250	$—	$—	$565,928
Depreciation, amortization and accretion	$35,195	$6,304	$—	$1,060	$42,559
Capital expenditures	$31,735	$7,430	$—	$1,592	$40,757
Total assets	$701,267	$169,066	$—	$77,565	$947,898

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net (loss) income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill and intangible asset impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from

Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net (loss) income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net (loss) income to Adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 is as follows:

$s in thousands	2020	2019	2018
Net (loss) income	$(389,359)	$33,140	$49,595
Income tax (benefit) expense	(4,242)	16,659	15,263
Interest expense	32,595	19,239	12,130
Interest income	(258)	(605)	(215)
Foreign currency loss (gain)	1,134	733	(55)
Other income	(788)	(455)	(2,630)
Property and equipment impairment charges	—	25	—
Goodwill and intangible asset impairment charges	404,900	—	3,666
Depreciation and amortization of plant and equipment	66,561	41,423	29,207
Amortization of intangible assets	37,344	15,491	9,645
Share-based compensation	6,651	5,544	4,366
Accretion and non-cash adjustment of closure & post-closure liabilities	4,000	4,388	3,707
Gain on property insurance recoveries	—	(12,366)	(347)
Business development and integration expenses	11,621	26,150	748
Adjusted EBITDA	$170,159	$149,366	$125,080

Adjusted EBITDA, by reportable segment, for the years ended December 31, 2020, 2019 and 2018 is as follows:

$s in thousands	2020	2019	2018
Waste Solutions	$174,385	$184,133	$160,179
Field Services	69,869	26,707	18,457
Energy Waste	1,157	3,626	—
Corporate	(75,252)	(65,100)	(53,556)
Total	$170,159	$149,366	$125,080

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2020 and 2019 are as follows:

$s in thousands	2020	2019
United States	$882,639	$954,102
Canada	68,623	70,691
EMEA	18,042	23,587
Other (1)	11,321	5,290
Total long-lived assets	$980,625	$1,053,670

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Based on that evaluation, the Company’s management, including the Chief Executive and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2020, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, will be included in the Company’s definitive proxy statement for use in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2020. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

The following table provides information as of December 31, 2020, about the common stock that has been issued under all of our equity compensation plans, including the Omnibus Plan and the 2008 Stock Option Plan. All of these plans have been approved by our stockholders. The Omnibus Plan, approved in May 2015, superseded our 2008 Stock Option Plan, and the 2008 Stock Option Plan remain in effect solely for the settlement of awards granted under the 2008 Stock Option Plan. The number of securities remaining available for future issuance presented in column (c) in the table below represents securities available under the Omnibus Plan only. No shares that are reserved but unissued under the 2008 Stock Option Plan or that are outstanding under the 2008 Stock Option Plan and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	663,112	$49.93	550,673
Equity compensation plans not approved by security holders	—	—	—
Total	663,112	$49.93	550,673
(1)	Includes 220,009 shares of unvested restricted stock and restricted stock unit awards and 86,070 performance stock unit awards outstanding under the Omnibus Plan.
(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock unit and performance stock unit awards, which have no exercise price.

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

		Predecessor US Ecology	Form 8-K filed 6-24-2019
10.2	Registration Rights Agreement, dated June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., JFL-NRC-SES Partners, LLC, JFL-NRC Holdings III, LLC and JFL-NRC Holdings IV, LLC	Predecessor US Ecology	Form 8-K filed 6-24-2019
10.3	Sublease, dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Predecessor US Ecology	Form 8-K filed 7-27-2005
10.4	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	Predecessor US Ecology	2 Qtr 2007 Form 10-Q filed 8-7-2007
10.5	*Amended and Restated US Ecology, Inc. 2008 Stock Option Incentive Plan	US Ecology, Inc.	Form S-8 filed 11-1-2019
10.6	*Amended and Restated US Ecology Inc. Omnibus Incentive Plan	US Ecology, Inc.
10.7	*US Ecology, Inc. Nonqualified Deferred Compensation Plan	US Ecology, Inc.	Form S-8 filed 1-7-2020
10.8	*Amended and Restated US Ecology, Inc. 2018 Equity and Incentive Compensation Plan	US Ecology, Inc.	Form S-8 filed 11-1-2019
10.9	*Form of Performance Stock Unit Award Agreement	Predecessor US Ecology	1st Qtr 2019 Form 10-Q filed 5-6-2019
10.10	*Form of Restricted Stock Award Agreement	US Ecology, Inc.	1st Qtr 2020 Form 10-Q filed 5-11-2020
10.11	*Form of Non-Statutory Stock Option Award Agreement	US Ecology, Inc.	1st Qtr 2020 Form 10-Q filed 5-11-2020
10.12	*Form of Incentive Stock Option Award Agreement	US Ecology, Inc.	1st Qtr 2020 Form 10-Q filed 5-11-2020
10.13	*Amended and Restated Executive Employment Agreement, dated December 22, 2020, between the Company and Jeffrey R. Feeler	US Ecology, Inc.

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
10.14	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Eric L. Gerratt	US Ecology, Inc.
10.15	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Steven D. Welling	US Ecology, Inc.
10.16	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Simon G. Bell	US Ecology, Inc.
10.17	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company’s Directors and Officers	Predecessor US Ecology	Form 8-K filed 11-12-2014
10.18	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Andrew P. Marshall	US Ecology, Inc.
10.19

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

		Predecessor US Ecology	Form 8-K filed 4-20-2017
10.19

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

		Predecessor US Ecology	Form 8-K filed 8-9-2019

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
10.20

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
10.21

Third Amendment, dated as of June 26, 2020, by and among US Ecology Holdings, Inc., US Ecology, Inc., certain subsidiary guarantors, each consenting lender and Wells Fargo Bank, National Association, as lender and administrative agent

		US Ecology, Inc.	Form 8-K filed 6-29-2010
10.22	*US Ecology, Inc. 2019 Management Incentive Plan (Executive)	Predecessor US Ecology	1st Qtr 2019 Form 10-Q filed 5-6-2019
21	List of Subsidiaries	US Ecology, Inc.
23.1	Consent of Deloitte and Touche LLP	US Ecology, Inc.
31.1	Certifications of December 31, 2020 Form 10-K by Chief Executive Officer, dated February 26, 2021	US Ecology, Inc.
31.2	Certifications of December 31, 2020 Form 10-K by Chief Financial Officer, dated February 26, 2021	US Ecology, Inc.
32.1	Certifications of December 31, 2020 Form 10-K by Chief Executive Officer, dated February 26, 2021	US Ecology, Inc.
32.2	Certifications of December 31, 2020 Form 10-K by Chief Financial Officer, dated February 26, 2021	US Ecology, Inc.
101

The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2020 formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements

US Ecology, Inc.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL	US Ecology, Inc.

+	Company Forms include filings by US Ecology, Inc. and US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”).
*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By:	/s/ ERIC L. GERRATT
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2021.

/s/ JEFFREY R. FEELER	/s/ ERIC L. GERRATT
Jeffrey R. Feeler	Eric L. Gerratt
(Director) President and Chief Executive Officer	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ SIMON G. BELL	/s/ STEVEN D. WELLING
Simon G. Bell	Steven D. Welling
Executive Vice President and Chief Operating Officer	Executive Vice President of Sales and Marketing

/s/ ANDREW P. MARSHALL	/s/ RONALD C. KEATING
Andrew P. Marshall	Ronald C. Keating
Executive Vice President of Regulatory Compliance & Safety	(Director)

/s/ RICHARD BURKE	/s/ RENAE CONLEY
Richard Burke	Renae Conley
(Director)	(Director)

/s/ DANIEL FOX	/s/ KATINA DORTON
Daniel Fox	Katina Dorton
(Director)	(Director)

/s/ JOHN T. SAHLBERG	/s/ GLENN A. EISENBERG
John Sahlberg	Glenn A. Eisenberg
(Director)	(Director)

/s/ MELANIE STEINER	/s/ MACK L. HOGANS
Melanie Steiner	Mack L. Hogans
(Director)	(Director)