Form 10-Q
period 2021-03-31
US Ecology, Inc.
filed 2021-05-03
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

At April 27, 2021, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$82,354	$73,848
Receivables, net	242,854	241,978
Prepaid expenses and other current assets	25,709	28,379
Income taxes receivable	17,006	18,279
Total current assets	367,923	362,484

Property and equipment, net	448,248	456,637
Operating lease assets	48,824	51,474
Restricted cash and investments	5,784	5,598
Intangible assets, net	515,208	523,988
Goodwill	413,346	413,037
Other assets	23,819	18,065
Total assets	$1,823,152	$1,831,283

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$44,773	$35,881
Deferred revenue	17,524	15,267
Accrued liabilities	47,300	59,296
Accrued salaries and benefits	27,913	30,918
Income taxes payable	888	977
Short-term borrowings	277	—
Current portion of long-term debt	3,358	3,359
Current portion of closure and post-closure obligations	7,119	6,471
Current portion of operating lease liabilities	16,208	17,048
Total current liabilities	165,360	169,217

Long-term debt	781,644	782,484
Long-term closure and post-closure obligations	89,615	89,398
Long-term operating lease liabilities	33,362	35,069
Other long-term liabilities	20,767	32,201
Deferred income taxes, net	119,701	120,983
Total liabilities	1,210,449	1,229,352

Commitments and contingencies (See Note 16)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 shares issued and outstanding	315	315
Additional paid-in capital	817,818	820,567
Retained deficit	(189,249)	(188,452)
Treasury stock, at cost, 277 and 358 shares, respectively	(12,179)	(15,841)
Accumulated other comprehensive loss	(4,002)	(14,658)
Total stockholders’ equity	612,703	601,931
Total liabilities and stockholders’ equity	$1,823,152	$1,831,283

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$228,619	$240,720
Direct operating costs	175,746	178,279
Gross profit	52,873	62,441
Selling, general and administrative expenses	51,368	52,377
Goodwill impairment charges	—	300,300
Operating income (loss)	1,505	(290,236)
Other income (expense):
Interest income	273	89
Interest expense	(7,357)	(9,310)
Foreign currency (loss) gain	(371)	937
Other	3,710	171
Total other expense	(3,745)	(8,113)

Loss before income taxes	(2,240)	(298,349)
Income tax benefit	(1,444)	(263)
Net loss	$(796)	$(298,086)

Loss per share:
Basic	$(0.03)	$(9.52)
Diluted	$(0.03)	$(9.52)

Shares used in loss per share calculation:
Basic	31,104	31,305
Diluted	31,104	31,305

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(796)	$(298,086)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,439	(8,259)
Net changes in interest rate hedge, net of taxes of $2,450 and $(1,621), respectively	9,217	(6,098)
Comprehensive income (loss), net of tax	$9,860	$(312,443)

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(796)	$(298,086)

Depreciation and amortization of property and equipment	18,234	17,978
Amortization of intangible assets	9,135	9,441
Accretion of closure and post-closure obligations	1,182	1,266
Goodwill impairment charges	—	300,300
Unrealized foreign currency (gain) loss	(315)	2,703
Deferred income taxes	(3,781)	(3,320)
Share-based compensation expense	1,928	1,564
Share-based payments of business development and integration expenses	163	181
Unrecognized tax benefits	12	52
Net (gain) loss on disposition of assets	(221)	184
Amortization and write-off of debt issuance costs	577	298
Amortization and write-off of debt discount	40	245
Change in fair value of contingent consideration	—	(1,127)
Change in fair value of minority interest investment	(3,509)	—
Changes in assets and liabilities (net of effects of business acquisition):
Receivables	(680)	13,467
Income taxes receivable	1,276	893
Other assets	1,114	(2,957)
Accounts payable and accrued liabilities	(3,647)	(13,618)
Deferred revenue	2,214	7,083
Accrued salaries and benefits	(3,028)	(7,446)
Income taxes payable	(98)	662
Closure and post-closure obligations	(337)	(417)
Net cash provided by operating activities	19,463	29,346
Cash flows from investing activities:
Business acquisitions (net of cash acquired)	—	(3,309)
Purchases of property and equipment	(9,614)	(19,131)
Minority interest investment	(712)	—
Proceeds from sale of property and equipment	1,623	781
Purchases of restricted investments	(913)	(56)
Proceeds from sale of restricted investments	934	—
Net cash used in investing activities	(8,682)	(21,715)
Cash flows from financing activities:
Proceeds from long-term debt	—	90,000
Payments on long-term debt	(1,125)	(1,125)
Payments on short-term borrowings	(2,950)	(49,871)
Proceeds from short-term borrowings	3,227	50,267
Repurchase of common stock	(465)	(18,332)
Dividends paid	—	(5,667)
Payment of equipment financing obligations	(1,461)	(1,525)
Net cash (used in) provided by financing activities	(2,774)	63,747

Effect of foreign exchange rate changes on cash	708	(2,825)

Increase in Cash and cash equivalents and restricted cash	8,715	68,553
Cash and cash equivalents and restricted cash at beginning of period	75,104	42,140
Cash and cash equivalents and restricted cash at end of period	$83,819	$110,693

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	73,848	41,281
Restricted cash at beginning of period	1,256	859
Cash and cash equivalents and restricted cash at beginning of period	$75,104	$42,140
Cash and cash equivalents at end of period	82,354	109,790
Restricted cash at end of period	1,465	903
Cash and cash equivalents and restricted cash at end of period	$83,819	$110,693
Supplemental Disclosures:
Income taxes paid, net of receipts	$1,270	$1,241
Interest paid	$6,404	$7,642
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$4,569	$3,531
Restricted stock issued from treasury shares	$4,127	$—

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Total stockholders' equity, beginning balances	$601,931	$1,011,380

Common stock:
Beginning balances	$315	$315
Ending balances	$315	$315

Additional paid-in capital:
Beginning balances	$820,567	$816,345
Share-based compensation	1,928	1,564
Share-based payments of business development and integration expenses	161	181
Stock option exercises and issuance of common stock and restricted common stock	—	(360)
Issuance of restricted common stock and common stock from treasury shares	(4,838)	—
Ending balances	$817,818	$817,730

Retained (deficit) earnings:
Beginning balances	$(188,452)	$206,574
Net loss	(796)	(298,086)
Dividends paid	—	(5,667)
Other	(1)	—
Ending balances	$(189,249)	$(97,179)

Treasury stock:
Beginning balances	$(15,841)	$—
Repurchase of common stock	(465)	(18,332)
Issuance of restricted common stock and common stock from treasury shares	4,127	—
Ending balances	$(12,179)	$(18,332)

Accumulated other comprehensive loss:
Beginning balances	$(14,658)	$(11,854)
Other comprehensive income (loss)	10,656	(14,357)
Ending balances	$(4,002)	$(26,211)

Total stockholders' equity, ending balances	$612,703	$676,323

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021.

The Company’s consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated balance sheet as of that date.

Reclassifications

Effective in the first quarter of 2021, we changed our management structure resulting in the reclassification of certain overhead expenses from our Waste Solutions, Field Services and Energy Waste reportable segments to Corporate. As a result, certain regional overhead costs historically presented within our reportable segments as Direct operating costs were further reclassified to Corporate as Selling, general and administrative expenses to conform to the current period’s presentation. Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.

Effective January 1, 2021, the Company adopted ASU No. 2019-12, “Income Taxes - Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions within Accounting Standards Codification Topic 740, “Income Taxes” and to clarify certain aspects of the current accounting guidance. Adoption of this standard did not materially impact our consolidated statements of financial position, results of operations, or cash flows.

NOTE 2.     REVENUES

Effective in the fourth quarter of 2020, we have made changes to the manner in which we manage our business, make operating decisions and assess our performance. Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Our operations are managed in three reportable segments, Waste Solutions, Field Services and Energy Waste, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended March 31, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$88,060	$9,977	$3,783	$101,820
Services Revenue:
Transportation and Logistics (2)	16,082	6,329	1,401	23,812
Industrial Services (3)	—	26,256	409	26,665
Small Quantity Generation (4)	—	13,052	—	13,052
Total Waste Management (5)	—	9,882	—	9,882
Remediation (6)	—	9,827	—	9,827
Emergency Response (7)	—	31,623	—	31,623
Domestic Standby Services (8)	—	7,880	—	7,880
Other (9)	—	3,423	635	4,058
Revenue	$104,142	$118,249	$6,228	$228,619

	Three Months Ended March 31, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$90,717	$9,918	$9,332	$109,967
Services Revenue:
Transportation and Logistics (2)	18,675	6,127	3,266	28,068
Industrial Services (3)	—	28,498	1,966	30,464
Small Quantity Generation (4)	—	11,077	—	11,077
Total Waste Management (5)	—	8,469	—	8,469
Remediation (6)	—	10,441	—	10,441
Emergency Response (7)	—	25,026	—	25,026
Domestic Standby Services (8)	—	9,467	—	9,467
Other (9)	—	4,971	2,770	7,741
Revenue	$109,392	$113,994	$17,334	$240,720
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended March 31, 2021 and 2020, 24% and 25%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76% and 75% of our treatment and disposal revenue for the three months ended March 31, 2021 and 2020, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes spill response, waste analysis and treatment and disposal planning.
(8)	We provide government-mandated, commercial standby oil spill compliance solutions to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(9)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$84,474	$106,051	$6,228	$196,753	$90,473	$105,565	$17,334	$213,372
Canada	19,668	579	—	20,247	18,919	1,077	—	19,996
EMEA	—	10,018	—	10,018	—	5,239	—	5,239
Other (1)	—	1,601	—	1,601	—	2,113	—	2,113
Total revenue	$104,142	$118,249	$6,228	$228,619	$109,392	$113,994	$17,334	$240,720
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended March 31, 2021 and 2020, we recognized $10.7 million and $8.4 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
Other comprehensive income before reclassifications, net of tax	1,439	8,323	9,762
Amounts reclassified out of AOCI, net of tax (1)	—	894	894
Other comprehensive income, net	1,439	9,217	10,656
Balance at March 31, 2021	$(6,431)	$2,429	$(4,002)
(1)	Before-tax reclassifications of $1.1 million ($894,000 after-tax) for the three months ended March 31, 2021, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $3.3 million ($2.6 million after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(8,259)	(6,310)	(14,569)
Amounts reclassified out of AOCI, net of tax (2)	—	212	212
Other comprehensive loss, net	(8,259)	(6,098)	(14,357)
Balance at March 31, 2020	$(19,184)	$(7,027)	$(26,211)
(2)	Before-tax reclassifications of $268,000 ($212,000 after-tax) for the three months ended March 31, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2021 or 2020, respectively. No customer accounted for more than 10% of total trade receivables as of March 31, 2021 or December 31, 2020.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990 (“OPA 90”). As of March 31, 2021, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2021	2020
Trade	$189,092	$186,502
Unbilled revenue	52,075	52,858
Other	5,353	5,554
Total receivables	246,520	244,914
Allowance for credit losses	(3,666)	(2,936)
Receivables, net	$242,854	$241,978

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

In September 2019 and March 2021, the Company invested $7.9 million and $712,000, respectively, in the preferred stock of a privately held company. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. In March 2021, in connection with our incremental investment of $712,000, we observed that the fair value of our initial investment of $7.9 million increased by $3.5 million and, accordingly, recognized a gain on our minority interest investment of $3.5 million. The fair value of our minority interest investment is included in Other assets in the Company’s consolidated balance sheets. Changes in the fair value of our minority interest investment are included in Other income in the Company’s consolidated statements of operations.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2021, the fair value of the Company’s variable rate term loan was estimated to be $444.7 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2021
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$3,405	$915	$—	$4,320
Money market funds (2)	1,526	—	—	1,526
Interest rate swap agreement (3)	—	1,619	—	1,619
Total	$4,931	$2,534	$—	$7,465

Liabilities:
Contingent consideration (4)	$—	$—	$2,208	$2,208
Total	$—	$—	$2,208	$2,208

	December 31, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,914	$1,427	$—	$4,341
Money market funds (2)	1,319	—	—	1,319
Total	$4,233	$1,427	$—	$5,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,744	$—	$9,744
Contingent consideration (4)	—	—	2,173	2,173
Total	$—	$9,744	$2,173	$11,917
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

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

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020.

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities is calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. The fair value of our contingent consideration liability as of both March 31, 2021 and December 31, 2020 was $2.2 million and is included in Accrued liabilities in the Company’s consolidated balance sheet. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Three Months Ended
$s in thousands	March 31, 2021
Contingent consideration, beginning of period	$2,173
Foreign currency translation	35
Contingent consideration, end of period	$2,208

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2021	2020
Cell development costs	$193,496	$186,170
Land and improvements	72,605	65,953
Buildings and improvements	130,693	128,206
Railcars	17,299	17,299
Vehicles, vessels and other equipment	331,632	331,167
Construction in progress	37,284	44,840
Total property and equipment	783,009	773,635
Accumulated depreciation and amortization	(334,761)	(316,998)
Property and equipment, net	$448,248	$456,637

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $18.2 million and $18.0 million, respectively.

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

Lease assets and liabilities consisted of the following:

	March 31,	December 31,
$s in thousands	2021	2020
Assets:
Operating right-of-use assets (1)	$48,824	$51,474
Finance right-of-use assets (2)	21,235	21,209
Total	$70,059	$72,683

Liabilities:
Current:
Operating (3)	$16,208	$17,048
Finance (4)	4,935	4,462
Long-term:
Operating (5)	33,362	35,069
Finance (6)	15,836	17,501
Total	$70,341	$74,080
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $9.3 million and $8.0 million as of March 31, 2021 and December 31, 2020, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended March 31,
$s in thousands	2021	2020
Operating lease cost (1)	$5,296	$4,999
Finance lease cost:
Amortization of leased assets (2)	1,334	1,294
Interest on lease liabilities (3)	278	318
Total	$6,908	$6,611
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Three Months Ended March 31,
$s in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,151	$4,851
Operating cash flows from finance leases	$278	$318
Financing cash flows from finance leases	$1,192	$1,128

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,074	$2,391
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$4,192

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2021 consisted of the following:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2020	$166,863	$(6,870)	$237,341	$(19,900)	$399,503	$(363,900)	$413,037
Foreign currency translation	215	—	94	—	—	—	309
Balance at March 31, 2021	$167,078	$(6,870)	$237,435	$(19,900)	$399,503	$(363,900)	$413,346

Intangible assets, net consisted of the following:

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$175,148	$(24,127)	$151,021	$174,885	$(23,005)	$151,880
Customer relationships	340,147	(68,348)	271,799	340,032	(61,778)	278,254
Technology - formulae and processes	7,227	(2,378)	4,849	7,142	(2,293)	4,849
Customer backlog	3,652	(2,478)	1,174	3,652	(2,387)	1,265
Tradename	10,390	(8,728)	1,662	10,390	(8,015)	2,375
Developed software	2,905	(2,259)	646	2,902	(2,182)	720
Non-compete agreements	5,578	(4,910)	668	5,571	(4,318)	1,253
Internet domain and website	536	(191)	345	536	(184)	352
Database	390	(220)	170	389	(214)	175
Total amortizing intangible assets	545,973	(113,639)	432,334	545,499	(104,376)	441,123
Non-amortizing intangible assets:
Permits and licenses	82,739	—	82,739	82,732	—	82,732
Tradename	135	—	135	133	—	133
Total intangible assets	$628,847	$(113,639)	$515,208	$628,364	$(104,376)	$523,988

During the three months ended March 31, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended March 31, 2021 and 2020 was $9.1 million and $9.4 million, respectively.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2021	2020
Revolving credit facility	$347,277	$347,000
Term loan	444,375	445,500
Unamortized term loan discount and debt issuance costs	(6,373)	(6,657)
Total debt	785,279	785,843
Current portion of long-term debt	(3,635)	(3,359)
Long-term debt	$781,644	$782,484

Future Maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of March 31, 2021 consisted of the following:

$s in thousands	Maturities
2021 (excluding the three months ended March 31, 2021)	$3,652
2022	4,500
2023	4,500
2024	351,500
2025	4,500
Thereafter	423,000
$791,652

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

During the three months ended March 31, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.06%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2021, there were $347.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2021, there were $277,000 in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of March 31, 2021, the availability under the Revolving Credit Facility was $142.9 million, with $9.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.89%.

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

At March 31, 2021, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $470.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remains probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date will be amortized as additional interest expense over its original maturity.

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2021
Closure and post-closure obligations, beginning of period	$95,869
Accretion expense	1,182
Payments	(338)
Foreign currency translation	21
Closure and post-closure obligations, end of period	96,734
Less current portion	(7,119)
Long-term portion	$89,615

NOTE 13.   INCOME TAXES

We account for our provision for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the Annual Effective Tax Rate (“AETR”) for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes represents federal, foreign, state, and local income taxes. During the year, management regularly updates forecasted annual pretax results for the various countries in which we operate based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change. To the extent that actual 2021 pretax results for U.S. and foreign income or loss vary from estimates, the actual income tax expense recognized in 2021 could be different from the forecasted amount used to estimate the income tax expense for the three months ended March 31, 2021.

Income tax benefit for the three months ended March 31, 2021 was $1.4 million, resulting in an effective tax rate of 64.5%. Income tax benefit for the three months ended March 31, 2020 was $263,000, resulting in an effective tax rate of 0.1%. The increase in our effective tax rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to non-deductible goodwill impairment charges incurred during the three months ended March 31, 2020, and lower pre-tax earnings for the three months ended March 31, 2021 which resulted in a tax benefit from the year-to-date loss of our US operations, partially offset by foreign tax expense from the year-to-date earning of our foreign operations.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $252,000 and $239,000 as of March 31, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $252,000 to the provision for income taxes. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded in Interest expense and Selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of March 31, 2021 and December 31, 2020 were not significant. There is no accrual for penalties.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. The Company’s U.S. federal income tax returns are subject to examination by the Internal Revenue Service for tax years beginning in 2017. For tax years beginning in 2016, our state tax returns are subject to examination by state tax authorities. Stablex Canada, Inc. is currently under examination by the Canadian Revenue Agency for years 2018 through 2020. Tax years 2016 through 2020 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

NOTE 14.   LOSS PER SHARE

	Three Months Ended March 31,
	2021		2020
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net loss	$(796)	$(796)	$(298,086)	$(298,086)
Weighted average basic shares outstanding	31,104	31,104	31,305	31,305

Dilutive effect of share-based awards and warrants		—		—
Weighted average diluted shares outstanding		31,104		31,305

Loss per share	$(0.03)	$(0.03)	$(9.52)	$(9.52)
Anti-dilutive shares excluded from calculation		4,369		4,131

NOTE 15.   EQUITY

Stock Repurchase Program

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

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2021, 260,273 shares of common stock remain available for grant under the Omnibus Plan.

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

PSUs, RSUs and Restricted Stock

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2021 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2020	86,070	$49.45	72,766	$51.47	147,243	$39.92
Granted	—	—	58,700	35.33	62,759	39.33
Vested	(14,100)	63.56	(24,402)	56.99	(52,468)	39.99
Cancelled, expired or forfeited	—	—	—	—	(1,531)	46.38
Outstanding as of March 31, 2021	71,970	$46.69	107,064	$41.37	156,003	$39.60

During the three months ended March 31, 2021, 14,100 PSUs vested and PSU holders earned zero shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2021 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2020	357,033	$49.93
Granted	205,800	35.30
Outstanding as of March 31, 2021	562,833	$44.58
Exercisable as of March 31, 2021	299,568	$48.29

Treasury Stock

During the three months ended March 31, 2021, the Company repurchased 12,788 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $36.33.

Warrants

At March 31, 2021, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of Common Stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of Common Stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity.

Dividends

On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020. The Company did not pay dividends during the three months ended March 31, 2021 and paid dividends of $0.18 per common share during the three months ended March 31, 2020.

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

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility, resulting in one employee fatality and injuries to other employees. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident. The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility.

Other than as described above, during the period covered by this Quarterly Report on Form 10-Q, we have not been a party to any material legal proceedings.

NOTE 17.   OPERATING SEGMENTS

Financial Information by Segment

Effective in the fourth quarter of 2020, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”) - This segment provides safe and compliant specialty waste management services including treatment, disposal, beneficial re-use, and recycling of hazardous, non-hazardous, and other specialty waste at Company-owned treatment, storage, and disposal facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”) - This segment provides safe and compliant logistics and response solutions focusing on “in-field’ service offerings through our network of 10-day transfer facilities. Our logistics solutions include specialty waste packaging, collection, transportation, and total waste management. Our response solutions include land and marine based emergency response, OSRO standby compliance, remediation, and industrial services. The Field Services segment completes our vertically integrated model and serves to increase waste volumes into our Waste Solutions segment.

Energy Waste - This segment provides safe and compliant energy waste management and critical support services to up-stream oil and gas customers in the Permian and Eagle Ford basins primarily operating in Texas. Services include spill containment and site remediation, equipment cleaning and maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

The operations not managed through our three reportable segments are recorded as “Corporate.” Corporate selling, general and administrative expenses include typical corporate items of a general nature such as certain labor, information technology, legal, accounting and other expenses not associated with a specific reportable segment. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$104,142	$118,249	$6,228	$—	$228,619
Depreciation, amortization and accretion	$11,431	$11,371	$4,965	$784	$28,551
Capital expenditures	$8,145	$931	$283	$255	$9,614
Total assets	$789,277	$753,209	$228,689	$51,977	$1,823,152

	Three Months Ended March 31, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$109,392	$113,994	$17,334	$—	$240,720
Depreciation, amortization and accretion	$10,419	$12,015	$5,613	$638	$28,685
Capital expenditures	$10,141	$5,289	$1,391	$2,310	$19,131
Total assets	$746,862	$878,774	$250,409	$102,594	$1,978,639

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill impairment charges, business development and integration expenses and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2021	2020
Net loss	$(796)	$(298,086)
Income tax benefit	(1,444)	(263)
Interest expense	7,357	9,310
Interest income	(273)	(89)
Foreign currency loss (gain)	371	(937)
Other income	(3,710)	(171)
Goodwill impairment charges	—	300,300
Depreciation and amortization of plant and equipment	18,234	17,978
Amortization of intangible assets	9,135	9,441
Share-based compensation	1,928	1,564
Accretion and non-cash adjustment of closure & post-closure liabilities	1,182	1,266
Business development and integration expenses	1,220	2,907
Adjusted EBITDA	$33,204	$43,220

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2021	2020
Waste Solutions	$40,136	$42,922
Field Services	17,137	17,465
Energy Waste	1,258	5,205
Corporate	(25,327)	(22,372)
Total	$33,204	$43,220

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2021	2020
United States	$866,405	$882,639
Canada	68,799	68,623
EMEA	17,307	18,042
Other (1)	10,945	11,321
Total long-lived assets	$963,456	$980,625
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2021, the related consolidated statements of operations, comprehensive income, and stockholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2021

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

Effective in the fourth quarter of 2020, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Under our new structure our operations are managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

Waste Solutions (formerly “Environmental Services”) - This segment provides safe and compliant specialty waste management services including treatment, disposal, beneficial re-use, and recycling of hazardous, non-hazardous, and other specialty waste at Company-owned treatment, storage, and disposal facilities, excluding the services within our Energy Waste segment.

Field Services (formerly “Field & Industrial Services”) - This segment provides safe and compliant logistics and response solutions focusing on “in-field’ service offerings through our network of 10-day transfer facilities. Our logistics solutions include specialty waste packaging, collection, transportation, and total waste management. Our response solutions include land and marine based emergency response, OSRO standby compliance, remediation, and industrial services. The Field Services segment completes our vertically integrated model and serves to increase waste volumes into our Waste Solutions segment.

Energy Waste - This segment provides safe and compliant energy waste management and critical support services to up-stream oil and gas customers in the Permian and Eagle Ford basins primarily operating in Texas. Services include spill containment and site remediation, equipment cleaning and maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

The operations not managed through our three reportable segments are recorded as “Corporate.” Corporate selling, general and administrative expenses include typical corporate items of a general nature such as certain labor, information technology, legal, accounting and other expenses not associated with a specific reportable segment. Income taxes are assigned to Corporate, but all other items are included in the segment where they originated. Inter-company transactions have been eliminated from the segment information and are not significant between segments.

Effective in the first quarter of 2021, we changed our management structure resulting in the reclassification of certain overhead expenses from our Waste Solutions, Field Services and Energy Waste reportable segments to Corporate. As a result, certain regional overhead costs historically presented within our reportable segments as Direct operating costs were further reclassified to Corporate as Selling, general and administrative expenses to conform to the current period’s presentation. Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes.

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Waste Solutions segment based on the industry of the waste generator, based on North American Industry Classification System (“NAICS”) codes.

The composition of the Waste Solutions segment T&D revenues by waste generator industry for the three months ended March 31, 2021 and 2020 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended March 31,
Generator Industry	2021	2020
Chemical Manufacturing	19%	20%
Metal Manufacturing	18%	16%
Broker / TSDF	12%	13%
General Manufacturing	11%	12%
Government	7%	7%
Refining	6%	6%
Utilities	4%	3%
Waste Management & Remediation	4%	3%
Transportation	3%	6%
Mining, Exploration and Production	3%	2%
Other (2)	13%	12%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended March 31, 2021, Base Business revenue decreased 3% compared to the three months ended March 31, 2020. For the three months ended March 31, 2021, approximately 76% of our total T&D revenue was derived from our Base Business, up from 75% for the three months ended March 31, 2020. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2021, approximately 24% of our total T&D revenue was derived from Event Business projects, down from 25% for the three months ended March 31, 2020. For the three months ended March 31, 2021, Event Business revenue decreased 9% compared to the three months ended March 31, 2020. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

COVID-19 PANDEMIC UPDATE

The COVID-19 pandemic continued to affect our business through the first quarter of 2021. The impact of temporary closures and staff reductions by industrial facilities has yet to be fully assessed and understood. We have experienced lower waste volumes resulting from these closures, which we expect to continue until industrial facilities resume normal levels of production. We have also experienced, and expect to continue to experience, delays and deferments of industrial cleaning services and some of our field services as our customers limit on site visitation and delay noncritical services based on business conditions. However, we expect the Company’s services-based business to remain stable as we are experiencing growth in our small quantity generation services and our emergency response business has seen an increase in COVID-19 decontamination projects.

We expect that the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Part II, Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THREE MONTHS ENDED MARCH 31, 2020

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$104,142	46%	$109,392	45%	$(5,250)	(5)%
Field Services	118,249	52%	113,994	47%	4,255	4%
Energy Waste	6,228	2%	17,334	8%	(11,106)	(64)%
Total	$228,619	100%	$240,720	100%	$(12,101)	(5)%
Gross Profit
Waste Solutions	$34,950	34%	$39,309	36%	$(4,359)	(11)%
Field Services	18,306	15%	18,276	16%	30	0%
Energy Waste	(383)	(6)%	4,856	28%	(5,239)	(108)%
Total	$52,873	23%	$62,441	26%	$(9,568)	(15)%
Selling, General & Administrative Expenses
Waste Solutions	$6,301	6%	$6,889	6%	$(588)	(9)%
Field Services	12,725	11%	12,853	11%	(128)	(1)%
Energy Waste	3,343	54%	5,288	31%	(1,945)	(37)%
Corporate	28,999	n/m	27,347	n/m	1,652	6%
Total	$51,368	22%	$52,377	22%	$(1,009)	(2)%
Adjusted EBITDA
Waste Solutions	$40,136	39%	$42,922	39%	$(2,786)	(6)%
Field Services	17,137	14%	17,465	15%	(328)	(2)%
Energy Waste	1,258	20%	5,205	30%	(3,947)	(76)%
Corporate	(25,327)	n/m	(22,372)	n/m	(2,955)	13%
Total	$33,204	15%	$43,220	18%	$(10,016)	(23)%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill impairment charges, business development and integration expenses and other income/expense. The reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net loss	$(796)	$(298,086)	$297,290	(100)%
Income tax benefit	(1,444)	(263)	(1,181)	449%
Interest expense	7,357	9,310	(1,953)	(21)%
Interest income	(273)	(89)	(184)	207%
Foreign currency loss (gain)	371	(937)	1,308	(140)%
Other income	(3,710)	(171)	(3,539)	2,070%
Goodwill impairment charges	—	300,300	(300,300)	(100)%
Depreciation and amortization of plant and equipment	18,234	17,978	256	1%
Amortization of intangible assets	9,135	9,441	(306)	(3)%
Share-based compensation	1,928	1,564	364	23%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,182	1,266	(84)	(7)%
Business development and integration expenses	1,220	2,907	(1,687)	(58)%
Adjusted EBITDA	$33,204	$43,220	$(10,016)	(23)%

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

Revenue

Total revenue decreased 5% to $228.6 million for the first quarter of 2021 compared with $240.7 million for the first quarter of 2020.

Waste Solutions

Waste Solutions segment revenue decreased 5% to $104.1 million for the first quarter of 2021, compared to $109.4 million for the first quarter of 2020. T&D revenue decreased 3% compared to the first quarter of 2020, primarily as a result of a 3% decrease in Base Business revenue and a 9% decrease in project-based Event Business revenue. Transportation and logistics service revenue decreased 14% compared to the first quarter of 2020, primarily reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 29% for the first quarter of 2021 compared to the first quarter of 2020. Tons of waste disposed of or processed at our landfills decreased 18% for the first quarter of 2021 compared to the first quarter of 2020.

T&D revenue from recurring Base Business waste generators decreased 3% for the first quarter of 2021 compared to the first quarter of 2020 and comprised 76% of total T&D revenue for the first quarter of 2021. Comparing the first quarter of 2021 to the first quarter of 2020, decreases in Base Business T&D revenue from the broker/TSDF, general manufacturing, metal manufacturing and transportation industry groups were partially offset by an increase in Event Business T&D revenue from the mining, exploration & production industry group.

T&D revenue from Event Business waste generators decreased 9% for the first quarter of 2021 compared to the first quarter of 2020 and comprised 24% of total T&D revenue for the first quarter of 2021. Comparing the first quarter of 2021 to the first quarter of 2020, decreases in Event Business T&D revenue from the transportation, chemical manufacturing and general manufacturing industry groups were partially offset by increases in Event Business T&D revenue from the metal manufacturing and utilities industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the first quarter of 2021 as compared to the first quarter of 2020:

Treatment and Disposal Revenue Growth
Three Months Ended March 31, 2021 vs.
Three Months Ended March 31, 2020
Mining, Exploration & Production	79%
Utilities	34%
Waste Management & Remediation	24%
Other	7%
Metal Manufacturing	5%
Government	-4%
Broker / TSDF	-11%
Refining	-11%
General Manufacturing	-12%
Chemical Manufacturing	-12%
Transportation	-53%

Field Services

Field Services segment revenue increased 4% to $118.2 million for the first quarter of 2021 compared with $114.0 million for the first quarter of 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Emergency Response, Small Quantity Generation and Total Waste Management business lines, partially offset by lower revenues from our Industrial Services, Domestic Standby Services and Other business lines.

Energy Waste

Energy Waste segment revenue decreased 64% to $6.2 million for the first quarter of 2021 compared with $17.3 million for the first quarter of 2020, primarily attributable to declines in the energy markets and impacts from the COVID-19 pandemic.

Gross Profit

Total gross profit decreased 15% to $52.9 million for the first quarter of 2021, down from $62.4 million for the first quarter of 2020. Total gross margin was 23% for the first quarter of 2021 compared with 26% for the first quarter of 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 11% to $35.0 million for the first quarter of 2021, down from $39.3 million for the first quarter of 2020. Total segment gross margin for the first quarter of 2021 was 34% compared with 36% for the first quarter of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix and lower volumes. T&D gross margin was 37% for the first quarter of 2021 compared with 42% for the first quarter of 2020.

Field Services

Field Services segment gross profit was $18.3 million for both the first quarter of 2021 and 2020. Total segment gross margin was 15% for the first quarter of 2021 compared with 16% for the first quarter of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix, partially offset by higher volumes.

Energy Waste

Energy Waste segment gross profit (loss) decreased 108% to $(383,000) for the first quarter of 2021, down from $4.9 million for the first quarter of 2020. Total segment gross margin was (6)% for the first quarter of 2021 compared with 28% for the first quarter of 2020. The decrease in segment gross margin was primarily attributable to lower volumes and a less favorable service mix.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased to $51.4 million, or 22% of total revenue, for the first quarter of 2021, down from $52.4 million, or 22% of total revenue, for the first quarter of 2020.

Waste Solutions

Waste Solutions segment SG&A decreased 9% to $6.3 million, or 6% of segment revenue, for the first quarter of 2021 compared with $6.9 million, or 6% of segment revenue, for the first quarter of 2020.

Field Services

Field Services segment SG&A decreased 1% to $12.7 million, or 11% of segment revenue, for the first quarter of 2021 compared with $12.9 million, or 11% of segment revenue, for the first quarter of 2020.

Energy Waste

Energy Waste segment SG&A decreased 37% to $3.3 million, or 54% of segment revenue, for the first quarter of 2021 compared with $5.3 million, or 31% of segment revenue, for the first quarter of 2020. The decrease in Energy Waste segment SG&A is primarily attributable to lower employee labor and benefits costs.

Corporate

Corporate SG&A increased to $29.0 million, or 13% of total revenue, for the first quarter of 2021 compared with $27.3 million, or 11% of total revenue, for the first quarter of 2020. The increase in Corporate SG&A primarily reflects higher consulting and professional services expenses, lower bad debt recoveries and higher insurance costs, partially offset by lower business development and integration expenses in the first quarter of 2021 compared to the first quarter of 2020.

Components of Adjusted EBITDA

Income tax benefit

Income tax benefit for the first quarter of 2021 was $1.4 million, resulting in a consolidated effective income tax rate of 64.5%. Income tax benefit for the first quarter of 2020 was $263,000, resulting in a consolidated effective income tax rate of 0.1%. The increase in our effective tax rate for the first quarter of 2021 compared to the first quarter of 2020 was primarily due to non-deductible goodwill impairment charges incurred during the first quarter of 2020, and lower pre-tax earnings for the first quarter of 2021 which resulted in a tax benefit from the year-to-date loss of our US operations, partially offset by foreign tax expense from the year-to-date earnings of our foreign operations.

Interest expense

Interest expense was $7.4 million for the first quarter of 2021 compared with $9.3 million for the first quarter of 2020. The decrease is the result of the impact of lower interest rates on the variable portion of our outstanding debt as well as lower outstanding debt levels in the first quarter of 2021 compared to the first quarter of 2020.

Foreign currency loss (gain)

We recognized a $371,000 foreign currency loss for the first quarter of 2021 compared with a $937,000 foreign currency gain for the first quarter of 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2021, we had $33.7 million of intercompany loans subject to currency revaluation.

Other income

Other income was $3.7 million for the first quarter of 2021 compared with other income of $171,000 for the first quarter of 2020. In the first quarter of 2021, the company recognized a gain of $3.5 million related to the change in the fair value of a minority interest investment.

Goodwill impairment charges

We performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million in the first quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 1% to $18.2 million for the first quarter of 2021 compared with $18.0 million for the first quarter of 2020.

Amortization of intangible assets

Intangible assets amortization expense decreased 3% to $9.1 million for the first quarter of 2021 compared with $9.4 million for the first quarter of 2020.

Share-based compensation

Share-based compensation expense increased 23% to $1.9 million for the first quarter of 2021, compared with $1.6 million for the first quarter of 2020, primarily reflecting a larger number of employees eligible for share-based compensation in the first quarter of 2021 compared to the first quarter of 2020, as a result of the NRC Merger.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 7% to $1.2 million for the first quarter of 2021, compared with $1.3 million for the first quarter of 2020.

Business development and integration expenses

Business development and integration expenses decreased 58% to $1.2 million in the first quarter of 2021, compared to $2.9 million in the first quarter of 2020, primarily attributable to lower NRC Merger integration expenses incurred in the first quarter of 2021 compared to the first quarter of 2020.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2021, we had $82.4 million in unrestricted cash and cash equivalents immediately available and $142.9 million of borrowing capacity available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 26, 2020, Predecessor US Ecology amended the Credit Agreement, which provides for a covenant relief period through the earlier of March 31, 2022 and the date the Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. See additional information on the Third Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the three months ended March 31, 2021, net cash provided by operating activities was $19.5 million. This primarily reflects net loss of $796,000, non-cash depreciation, amortization and accretion of $28.6 million, an increase in deferred revenue of $2.2 million and share-based compensation expense of $1.9 million, partially offset by deferred incomes taxes of $3.8 million, a decrease in accounts payable and accrued liabilities of $3.6 million, a gain of $3.5 million related to a change in the fair value of a minority interest investment and a decrease in accrued salaries and benefits of $3.0 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services and waste that has been received but not yet treated or disposed at the end of the period. Changes in accounts payable and accrued liabilities are attributable to the timing of payments to vendors for products and services. The decrease in accrued salaries and benefits is primarily attributable to the payment of accrued employee-incentive compensation related to fiscal 2020 financial performance.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 88 days as of March 31, 2021, compared to 86 days as of December 31, 2020 and 84 days as of March 31, 2020.

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

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $8.7 million, primarily related to capital expenditures of $9.6 million and a $712,000 investment in the preferred stock of a privately held company, partially offset by $1.6 million in proceeds from the sale of property and equipment. Capital projects consisted primarily of infrastructure upgrades at our operating facilities and landfill cell development.

For the three months ended March 31, 2020, net cash used in investing activities was $21.7 million, primarily related to capital expenditures of $19.1 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was $2.8 million, consisting primarily of $1.5 million in payments on our equipment financing obligations and a $1.1 million quarterly payment on our term loan. Quarterly cash dividends have been suspended and no dividends were paid in the first quarter of 2021.

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

During the three months ended March 31, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.06%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $470.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2021.

Except as modified by the Third Amendment as described below, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.35% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2021, there were $347.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) November 1, 2024 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2021, there were $277,000 in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of March 31, 2021, the availability under the Revolving Credit Facility was $142.9 million, with $9.8 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.89%.

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

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $470.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. For more information, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2021. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2021, $5.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of March 31, 2021, there were $347.0 million of Revolving Credit Facility loans, and $444.4 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness under the Credit Agreement on March 31, 2021 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.0 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the three months ended March 31, 2021, we recorded approximately $20.2 million, or 9%, of our revenue in Canada, $10.0 million, or 4%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2021, we had $33.7 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2021, the CAD strengthened as compared to the USD resulting in a $395,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2021, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2021 would have generated a gain or loss of approximately $337,000 for the three months ended March 31, 2021.

We had a total pre-tax foreign currency loss of $371,000 for the three months ended March 31, 2021. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (“SEC”).

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2020 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition.

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

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. Reference is also made to those risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2021 (1)	12,788	$36.33	—	$—
February 1 to 28, 2021	—	—	—	—
March 1 to 31, 2021	—	—	—	—
Total	12,788	$36.33	—	$—
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1	US Ecology, Inc. 2021 Management Incentive Plan *

10.2	Form of Restricted Stock Award Agreement *

10.3	Form of Incentive Stock Option Award Agreement *

10.4	Form of Non-Qualified Stock Option Award Agreement *

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

* Identifies management contracts or compensatory plans or arrangements filed as exhibits hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: May 3, 2021	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer