Form 10-Q
period 2021-06-30
US Ecology, Inc.
filed 2021-08-02
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At July 27, 2021, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$85,194	$73,848
Receivables, net	250,283	241,978
Prepaid expenses and other current assets	28,687	28,379
Income taxes receivable	18,350	18,279
Total current assets	382,514	362,484

Property and equipment, net	447,862	456,637
Operating lease assets	46,125	51,474
Restricted cash and investments	5,900	5,598
Intangible assets, net	506,897	523,988
Goodwill	413,761	413,037
Other assets	22,714	18,065
Total assets	$1,825,773	$1,831,283

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$50,837	$35,881
Deferred revenue	19,886	15,267
Accrued liabilities	45,652	59,296
Accrued salaries and benefits	31,534	30,918
Income taxes payable	46	977
Short-term borrowings	6,269	—
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	7,632	6,471
Current portion of operating lease liabilities	15,430	17,048
Total current liabilities	180,645	169,217

Long-term debt	774,804	782,484
Long-term closure and post-closure obligations	89,892	89,398
Long-term operating lease liabilities	31,540	35,069
Other long-term liabilities	20,510	32,201
Deferred income taxes, net	118,799	120,983
Total liabilities	1,216,190	1,229,352

Commitments and contingencies (See Note 16)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 shares issued and outstanding	315	315
Additional paid-in capital	818,913	820,567
Retained deficit	(193,411)	(188,452)
Treasury stock, at cost, 251 and 358 shares, respectively	(11,033)	(15,841)
Accumulated other comprehensive loss	(5,201)	(14,658)
Total stockholders’ equity	609,583	601,931
Total liabilities and stockholders’ equity	$1,825,773	$1,831,283

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$240,773	$213,918	$469,392	$454,638
Direct operating costs	186,220	158,898	361,966	337,179
Gross profit	54,553	55,020	107,426	117,459
Selling, general and administrative expenses	51,169	49,696	102,537	102,071
Goodwill impairment charges	—	—	—	300,300
Operating income (loss)	3,384	5,324	4,889	(284,912)
Other income (expense):
Interest income	390	153	663	242
Interest expense	(7,521)	(7,853)	(14,878)	(17,163)
Foreign currency (loss) gain	(355)	(671)	(726)	266
Other	196	125	3,906	296
Total other expense	(7,290)	(8,246)	(11,035)	(16,359)

Loss before income taxes	(3,906)	(2,922)	(6,146)	(301,271)
Income tax expense (benefit)	257	2,261	(1,187)	1,998
Net loss	$(4,163)	$(5,183)	$(4,959)	$(303,269)

Loss per share:
Basic	$(0.13)	$(0.17)	$(0.16)	$(9.73)
Diluted	$(0.13)	$(0.17)	$(0.16)	$(9.73)

Shares used in loss per share calculation:
Basic	31,137	31,054	31,121	31,179
Diluted	31,137	31,054	31,121	31,179

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,163)	$(5,183)	$(4,959)	$(303,269)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	532	3,008	1,971	(5,251)
Net changes in interest rate hedge, net of taxes of $(460), $(796), $1,990 and $(2,417) respectively	(1,731)	(2,994)	7,486	(9,092)
Comprehensive (loss) income, net of tax	$(5,362)	$(5,169)	$4,498	$(317,612)

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,959)	$(303,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	36,197	36,396
Amortization of intangible assets	17,915	18,634
Accretion of closure and post-closure obligations	2,373	2,533
Goodwill impairment charges	—	300,300
Unrealized foreign currency (gain) loss	(2,126)	1,020
Deferred income taxes	(4,311)	(2,093)
Share-based compensation expense	4,035	3,088
Share-based payments of business development and integration expenses	298	973
Unrecognized tax benefits	25	52
Net (gain) loss on disposition of assets	(174)	188
Amortization and write-off of debt issuance costs	1,262	679
Amortization and write-off of debt discount	80	490
Change in fair value of contingent consideration	282	(3,282)
Change in fair value of minority interest investment	(3,509)	—
Changes in assets and liabilities (net of effects of business acquisition):
Receivables	(7,819)	43,619
Income taxes receivable	(62)	380
Other assets	146	(5,235)
Accounts payable and accrued liabilities	1,076	(32,218)
Deferred revenue	4,491	2,702
Accrued salaries and benefits	566	(6,481)
Income taxes payable	(946)	1,848
Closure and post-closure obligations	(766)	(798)
Net cash provided by operating activities	44,074	59,526
Cash flows from investing activities:
Purchases of property and equipment	(26,431)	(35,957)
Proceeds from sale of property and equipment	1,999	788
Minority interest investment	(712)	—
Purchases of restricted investments	(913)	(902)
Proceeds from sale of restricted investments	939	752
Business acquisitions (net of cash acquired)	—	(3,309)
Net cash used in investing activities	(25,118)	(38,628)
Cash flows from financing activities:
Proceeds from short-term borrowings	23,506	72,353
Payments on short-term borrowings	(17,237)	(68,375)
Payments on long-term debt	(8,250)	(2,250)
Payment of equipment financing obligations	(2,949)	(3,046)
Payment of acquired contingent consideration liabilities	(2,553)	(2,085)
Deferred financing costs paid	(957)	(1,026)
Repurchase of common stock	(465)	(18,332)
Proceeds from long-term debt	—	90,000
Dividends paid	—	(5,667)
Other	—	27
Net cash (used in) provided by financing activities	(8,905)	61,599

Effect of foreign exchange rate changes on cash	1,624	(1,303)

Increase in Cash and cash equivalents and restricted cash	11,675	81,194
Cash and cash equivalents and restricted cash at beginning of period	75,104	42,140
Cash and cash equivalents and restricted cash at end of period	$86,779	$123,334

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	73,848	41,281
Restricted cash at beginning of period	1,256	859
Cash and cash equivalents and restricted cash at beginning of period	$75,104	$42,140
Cash and cash equivalents at end of period	85,194	122,521
Restricted cash at end of period	1,585	813
Cash and cash equivalents and restricted cash at end of period	$86,779	$123,334
Supplemental Disclosures:
Income taxes paid, net of receipts	$4,215	$1,612
Interest paid	$12,845	$15,279
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$4,896	$1,215
Restricted stock issued from treasury shares	$5,273	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$612,703	$676,323	$601,931	$1,011,380

Common stock:
Beginning balances	$315	$315	$315	$315
Ending balances	$315	$315	$315	$315

Additional paid-in capital:
Beginning balances	$817,818	$817,730	$820,567	$816,345
Share-based compensation	2,107	1,524	4,035	3,088
Share-based payments of business development and integration expenses	134	792	298	973
Stock option exercises and issuance of common stock and restricted common stock	—	(77)	—	(437)
Issuance of restricted common stock and common stock from treasury shares	(1,146)	(2,412)	(5,987)	(2,412)
Ending balances	$818,913	$817,557	$818,913	$817,557

Retained deficit:
Beginning balances	$(189,249)	$(97,179)	$(188,452)	$206,574
Net loss	(4,163)	(5,183)	(4,959)	(303,269)
Dividends paid	—	—	—	(5,667)
Other	1	—	—	—
Ending balances	$(193,411)	$(102,362)	$(193,411)	$(102,362)

Treasury stock:
Beginning balances	$(12,179)	$(18,332)	$(15,841)	$—
Repurchase of common stock	—	—	(465)	(18,332)
Issuance of restricted common stock and common stock from treasury shares	1,146	1,966	5,273	1,966
Ending balances	$(11,033)	$(16,366)	$(11,033)	$(16,366)

Accumulated other comprehensive loss:
Beginning balances	$(4,002)	$(26,211)	$(14,658)	$(11,854)
Other comprehensive (loss) income	(1,199)	14	9,457	(14,343)
Ending balances	$(5,201)	$(26,197)	$(5,201)	$(26,197)

Total stockholders' equity, ending balances	$609,583	$672,947	$609,583	$672,947

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021.

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

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848). The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate (e.g., LIBOR) reform if certain criteria are met, for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU is effective as of March 12, 2020 through December 31, 2022. We will evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis. The ASU is currently not expected to have a material impact on our consolidated financial statements.

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

Effective in the second quarter of 2021, we made changes to the manner in which we evaluate revenues associated with our various response-based services, including emergency response, standby services and remediation. As a result, revenues from Emergency Response and Domestic Standby Services, which were formerly presented as discrete service lines, are now combined and presented as a single “Emergency Response” service line and certain revenues formerly classified as Domestic Standby Services are now classified as Remediation. Throughout this Quarterly Report on Form 10-Q, our disaggregated revenues for all periods presented have been recast to reflect these changes.

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended June 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$89,979	$13,226	$4,602	$107,807
Services Revenue:
Transportation and Logistics (2)	18,385	8,358	1,695	28,438
Industrial Services (3)	—	32,339	702	33,041
Small Quantity Generation (4)	—	13,629	—	13,629
Total Waste Management (5)	—	10,361	—	10,361
Remediation (6)	—	11,770	—	11,770
Emergency Response (7)	—	30,558	—	30,558
Other (8)	—	4,419	750	5,169
Revenue	$108,364	$124,660	$7,749	$240,773

	Three Months Ended June 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$86,811	$9,965	$4,145	$100,921
Services Revenue:
Transportation and Logistics (2)	16,232	6,907	1,683	24,822
Industrial Services (3)	—	28,566	897	29,463
Small Quantity Generation (4)	—	11,159	—	11,159
Total Waste Management (5)	—	6,848	—	6,848
Remediation (6)	—	3,117	—	3,117
Emergency Response (7)	—	31,270	—	31,270
Other (8)	—	5,677	641	6,318
Revenue	$103,043	$103,509	$7,366	$213,918

	Six Months Ended June 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$178,039	$23,203	$8,385	$209,627
Services Revenue:
Transportation and Logistics (2)	34,468	14,686	3,095	52,249
Industrial Services (3)	—	58,596	1,111	59,707
Small Quantity Generation (4)	—	26,681	—	26,681
Total Waste Management (5)	—	20,243	—	20,243
Remediation (6)	—	23,745	—	23,745
Emergency Response (7)	—	67,912	—	67,912
Other (8)	—	7,843	1,385	9,228
Revenue	$212,507	$242,909	$13,976	$469,392

	Six Months Ended June 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$177,528	$19,884	$13,477	$210,889
Services Revenue:
Transportation and Logistics (2)	34,906	13,246	4,949	53,101
Industrial Services (3)	—	57,064	2,864	59,928
Small Quantity Generation (4)	—	22,236	—	22,236
Total Waste Management (5)	—	15,317	—	15,317
Remediation (6)	—	13,349	—	13,349
Emergency Response (7)	—	65,764	—	65,764
Other (8)	—	10,643	3,411	14,054
Revenue	$212,434	$217,503	$24,701	$454,638

(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended June 30, 2021 and 2020, 24% and 28%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76% and 72% of our treatment and disposal revenue for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, 24% and 26%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76% and 74% of our treatment and disposal revenue for the six months ended June 30, 2021 and 2020, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.

(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes services such as spill response, waste analysis and treatment and disposal planning as well as government-mandated, commercial standby oil spill compliance solutions and services that we provide to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(8)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$91,444	$108,518	$7,749	$207,711	$86,343	$97,656	$7,366	$191,365
Canada	16,920	864	—	17,784	16,700	498	—	17,198
EMEA	—	13,910	—	13,910	—	3,915	—	3,915
Other (1)	—	1,368	—	1,368	—	1,440	—	1,440
Total revenue	$108,364	$124,660	$7,749	$240,773	$103,043	$103,509	$7,366	$213,918

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$175,919	$214,567	$13,976	$404,462	$176,815	$203,221	$24,701	$404,737
Canada	36,588	1,443	—	38,031	35,619	1,575	—	37,194
EMEA	—	23,929	—	23,929	—	9,154	—	9,154
Other (1)	—	2,970	—	2,970	—	3,553	—	3,553
Total revenue	$212,507	$242,909	$13,976	$469,392	$212,434	$217,503	$24,701	$454,638

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended June 30, 2021 and 2020, we recognized $2.6 million and $4.5 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively. During the six months ended June 30, 2021 and 2020, we recognized $13.3 million and $12.9 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

Receivables

Our receivables include invoiced and unbilled amounts where the Company has an unconditional right to payment.

Principal versus Agent Considerations

The Company commonly contracts with third parties to perform certain waste-related services that we have promised in our customer contracts. We consider ourselves the principal in these arrangements as we direct the timing, nature and pricing of the services ultimately provided by the third-party to the customer.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
Other comprehensive income before reclassifications, net of tax	1,971	5,694	7,665
Amounts reclassified out of AOCI, net of tax (1)	—	1,792	1,792
Other comprehensive income, net	1,971	7,486	9,457
Balance at June 30, 2021	$(5,899)	$698	$(5,201)
(1)	Before-tax reclassifications of $1.1 million ($898,000 after-tax) and $2.3 million ($1.8 million after-tax) for the three and six months ended June 30, 2021, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $2.9 million ($2.3 million after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(5,251)	(9,892)	(15,143)
Amounts reclassified out of AOCI, net of tax (2)	—	800	800
Other comprehensive loss, net	(5,251)	(9,092)	(14,343)
Balance at June 30, 2020	$(16,176)	$(10,021)	$(26,197)
(2)	Before-tax reclassifications of $744,000 ($588,000 after-tax) and $1.0 million ($800,000 after-tax) for the three and six months ended June 30, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or six months ended June 30, 2021 or 2020, respectively. One customer accounted for 11% of total trade receivables as of June 30, 2021. No customer accounted for more than 10% of total trade receivables as of December 31, 2020.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables is reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990. As of June 30, 2021, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	June 30,	December 31,
$s in thousands	2021	2020
Trade	$195,060	$186,502
Unbilled revenue	53,111	52,858
Other	5,636	5,554
Total receivables	253,807	244,914
Allowance for credit losses	(3,524)	(2,936)
Receivables, net	$250,283	$241,978

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

In September 2019 and March 2021, the Company invested $7.9 million and $712,000, respectively, in the preferred stock of a privately held company. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. In March 2021, in connection with our incremental investment of $712,000, we observed that the fair value of our initial investment of $7.9 million increased by $3.5 million and, accordingly, recognized a gain on our minority interest investment of $3.5 million. The fair value of our minority interest investment is included in Other assets in the Company’s consolidated balance sheets. Changes in the fair value of our minority interest investment are included in Other income in the Company’s consolidated statements of operations.  As of June 30, 2021, there have been no other identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At June 30, 2021, the fair value of the Company’s variable rate term loan was estimated to be $444.1 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	June 30, 2021
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$3,399	$916	$—	$4,315
Money market funds (2)	1,647	—	—	1,647
Total	$5,046	$916	$—	$5,962

Liabilities:
Interest rate swap agreement (3)	—	862	—	862
Total	$—	$862	$—	$862

	December 31, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,914	$1,427	$—	$4,341
Money market funds (2)	1,319	—	—	1,319
Total	$4,233	$1,427	$—	$5,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,744	$—	$9,744
Contingent consideration (4)	—	—	2,173	2,173
Total	$—	$9,744	$2,173	$11,917
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other long-term liabilities in the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020.

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC Group Holdings Corp. (“NRC”) prior to the Company’s acquisition of NRC (“NRC Merger”). The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities is calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. As of June 30, 2021, we have settled all acquired contingent consideration liabilities associated with the NRC Merger. The fair value of our contingent consideration liability as of December 31, 2020 was $2.2 million and is included in Accrued liabilities in the Company’s consolidated balance sheet. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2021	June 30, 2021
Contingent consideration, beginning of period	$2,208	$2,173
Change in fair value of contingent consideration	282	282
Contingent consideration paid	(2,553)	(2,553)
Foreign currency translation	63	98
Contingent consideration, end of period	$—	$—

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
$s in thousands	2021	2020
Cell development costs	$194,058	$186,170
Land and improvements	72,787	65,953
Buildings and improvements	131,177	128,206
Railcars	17,299	17,299
Vehicles, vessels and other equipment	336,657	331,167
Construction in progress	48,527	44,840
Total property and equipment	800,505	773,635
Accumulated depreciation and amortization	(352,643)	(316,998)
Property and equipment, net	$447,862	$456,637

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $18.0 million and $18.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $36.2 million and $36.4 million, respectively.

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

Lease assets and liabilities consisted of the following:

	June 30,	December 31,
$s in thousands	2021	2020
Assets:
Operating right-of-use assets (1)	$46,125	$51,474
Finance right-of-use assets (2)	19,921	21,209
Total	$66,046	$72,683

Liabilities:
Current:
Operating (3)	$15,430	$17,048
Finance (4)	4,971	4,462
Long-term:
Operating (5)	31,540	35,069
Finance (6)	14,584	17,501
Total	$66,525	$74,080
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $10.6 million and $8.0 million as of June 30, 2021 and December 31, 2020, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2021	2020	2021	2020
Operating lease cost (1)	$5,023	$4,940	$10,319	$9,939
Finance lease cost:
Amortization of leased assets (2)	1,302	1,350	2,636	2,644
Interest on lease liabilities (3)	275	315	553	633
Total	$6,600	$6,605	$13,508	$13,216
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Six Months Ended June 30,
$s in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,059	$9,653
Operating cash flows from finance leases	$553	$633
Financing cash flows from finance leases	$2,408	$2,294

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,947	$3,851
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$5,039

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the six months ended June 30, 2021 consisted of the following:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2020	$166,863	$(6,870)	$237,341	$(19,900)	$399,503	$(363,900)	$413,037
Foreign currency translation	503	—	221	—	—	—	724
Balance at June 30, 2021	$167,366	$(6,870)	$237,562	$(19,900)	$399,503	$(363,900)	$413,761

Intangible assets, net consisted of the following:

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$175,499	$(25,282)	$150,217	$174,885	$(23,005)	$151,880
Customer relationships	340,303	(74,935)	265,368	340,032	(61,778)	278,254
Technology - formulae and processes	7,341	(2,475)	4,866	7,142	(2,293)	4,849
Customer backlog	3,652	(2,569)	1,083	3,652	(2,387)	1,265
Tradename	10,390	(9,440)	950	10,390	(8,015)	2,375
Developed software	2,909	(2,336)	573	2,902	(2,182)	720
Non-compete agreements	5,589	(5,138)	451	5,571	(4,318)	1,253
Internet domain and website	536	(198)	338	536	(184)	352
Database	392	(227)	165	389	(214)	175
Total amortizing intangible assets	546,611	(122,600)	424,011	545,499	(104,376)	441,123
Non-amortizing intangible assets:
Permits and licenses	82,749	—	82,749	82,732	—	82,732
Tradename	137	—	137	133	—	133
Total intangible assets	$629,497	$(122,600)	$506,897	$628,364	$(104,376)	$523,988

On January 28, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended June 30, 2021 and 2020 was $8.8 million and $9.2 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $17.9 million and $18.6 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	June 30,	December 31,
$s in thousands	2021	2020
Revolving credit facility	$347,269	$347,000
Term loan	443,250	445,500
Unamortized term loan discount and debt issuance costs	(6,087)	(6,657)
Total debt	784,432	785,843
Current portion of long-term debt	(9,628)	(3,359)
Long-term debt	$774,804	$782,484

Future Maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of June 30, 2021 consisted of the following:

$s in thousands	Maturities
2021 (excluding the six months ended June 30, 2021)	$8,519
2022	4,500
2023	4,500
2024	4,500
2025	4,500
Thereafter	764,000
$790,519

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that initially provided for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”).

On August 6, 2019, Predecessor US Ecology entered into the first amendment (the “First Amendment”) to the Credit Agreement. Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance the indebtedness of NRC and pay related transaction expenses in connection with the NRC Merger, modified the accordion feature allowing Predecessor US Ecology to request up to the greater of (x) $250.0 million and (y) 100% of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at London Inter-Bank Offered Rate (“LIBOR”) plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the six months ended June 30, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.88%.

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

On June 29, 2021, Predecessor US Ecology entered into the fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, the Fourth Amendment amended the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement). The Fourth Amendment also amended the Credit Agreement (i) to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and (ii) to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. During the covenant relief period until the fiscal quarter ending December 31, 2022, the Fourth Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.50 to 1.00 ratio otherwise in effect after giving effect to the Fourth Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, after giving effect to the Fourth Amendment and whether or not the covenant relief period is in effect, (i) if the Borrower’s consolidated total net leverage ratio is equal to or greater than 4.00 to 1.00 but less than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to the LIBOR plus 2.25% or a base rate plus 1.25% and the commitment fee will step-up to 0.375% and (ii) if Predecessor US Ecology’s consolidated total net leverage ratio is greater than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to LIBOR plus 2.50% or a base rate plus 1.50% and the commitment fee will step-up to 0.40%, in each case, pursuant to the terms of the Credit Agreement. The Fourth Amendment also reset any outstanding usage of certain negative covenant baskets, including baskets in connection with the indebtedness, liens, investments, asset dispositions, restricted payments and affiliate transactions negative covenants.

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). As modified by the Fourth Amendment, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to EBITDA (as defined in the Credit Agreement), as set forth in the table below:

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

During the six months ended June 30, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.13%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

As modified by the Fourth Amendment, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). At June 30, 2021, there were $341.0 million of revolving credit loans outstanding on the Revolving Credit Facility, which are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2021, there were $6.3 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of June 30, 2021, the availability under the Revolving Credit Facility was $82.8 million, subject to our leverage covenant limitation, with $14.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Predecessor US Ecology may at any time and from time to time prepay revolving credit loans and swingline loans, in whole or in part, without premium or penalty, subject to the obligation to indemnify each of the lenders against any actual loss or expense (including any loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain a LIBOR Rate Loan (as defined in the Credit Agreement) or from fees payable to terminate the deposits from which such funds were obtained) with respect to the early termination of any LIBOR Rate Loan. The Credit Agreement provides for mandatory prepayment at any time if the Revolving Credit Outstandings exceed the Revolving Credit Commitment (as such terms are defined in the Credit Agreement), in an amount equal to such excess. Subject to certain exceptions, the Credit Agreement provides for mandatory prepayment upon certain asset dispositions, casualty events and issuances of indebtedness.

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

The Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio. Except as further modified by the Third Amendment and Fourth Amendment as described above, our consolidated total net leverage ratio as of the last day of each fiscal quarter may not exceed 4.50:1:00. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00. At June 30, 2021, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $460.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remained probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date was amortized as additional interest expense over its original maturity.

NOTE 12.     CLOSURE AND POST-CLOSURE OBLIGATIONS

Our accrued closure and post-closure liability represent the expected future costs, including corrective actions, associated with closure and post-closure of our operating and non-operating disposal facilities. We record the fair value of our closure and post-closure obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For our individual landfill cells, the required closure and post-closure obligations under the terms of our permits and our intended operation of the landfill cell are triggered and recorded when the cell is placed into service and waste is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting waste. We perform periodic reviews of both non-operating and operating facilities and revise accruals for estimated closure and post-closure, remediation or other costs as necessary. Recorded liabilities are based on our best estimates of current costs and are updated periodically to include the effects of existing technology, presently enacted laws and regulations, inflation and other economic factors.

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Six Months Ended
$s in thousands	June 30, 2021	June 30, 2021
Closure and post-closure obligations, beginning of period	$96,734	$95,869
Accretion expense	1,191	2,373
Payments	(429)	(767)
Foreign currency translation	28	49
Closure and post-closure obligations, end of period	97,524	97,524
Less current portion	(7,632)	(7,632)
Long-term portion	$89,892	$89,892

NOTE 13.   INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the Annual Effective Tax Rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2021. We determined that since relatively small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, that the historical method would not provide a reliable estimate for the six months ended June 30, 2021.

Income tax expense for the three months ended June 30, 2021 was $257,000, resulting in an effective tax rate of (6.6)%. Income tax expense for the three months ended June 30, 2020 was $2.3 million resulting in an effective tax rate of (77.4)%. Income tax benefit for the six months ended June 30, 2021 was $1.2 million, resulting in an effective tax rate of 19.3%. Income tax expense for the six months ended June 30, 2020 was $2.0 million, resulting in an effective tax rate of (0.7)%. The increase in our effective tax rate for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 was primarily due to non-deductible goodwill impairment charges incurred during the six months ended June 30, 2020, and lower pre-tax earnings, excluding impairments, for the six months ended June 30, 2021, which resulted in a tax benefit from the year-to-date loss of our US operations, partially offset by foreign tax expense from the year-to-date earning of our foreign operations.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $264,000 and $239,000 as of June 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $264,000 to the provision for income taxes. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded in Interest expense and Selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were not significant. There is no accrual for penalties.

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

NOTE 14.   LOSS PER SHARE

	Three Months Ended June 30,
	2021		2020
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net loss	$(4,163)	$(4,163)	$(5,183)	$(5,183)
Weighted average basic shares outstanding	31,137	31,137	31,054	31,054

Dilutive effect of share-based awards and warrants		—		—
Weighted average diluted shares outstanding		31,137		31,054

Loss per share	$(0.13)	$(0.13)	$(0.17)	$(0.17)
Anti-dilutive shares excluded from calculation		4,227		4,260

	Six Months Ended June 30,
	2021		2020
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net loss	$(4,959)	$(4,959)	$(303,269)	$(303,269)
Weighted average basic shares outstanding	31,121	31,121	31,179	31,179

Dilutive effect of share-based awards		—		—
Weighted average diluted shares outstanding		31,121		31,179

Loss per share	$(0.16)	$(0.16)	$(9.73)	$(9.73)
Anti-dilutive shares excluded from calculation		4,298		4,195

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

The Omnibus Plan expires on April 7, 2025 and authorizes 1,500,000 shares of common stock for grant over the life of the Omnibus Plan. As of June 30, 2021, 234,815 shares of common stock remain available for grant under the Omnibus Plan.

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

Performance Share Units (“PSUs”), Restricted Stock and Restricted Stock Units (“RSUs”)

A summary of our PSU, restricted stock and RSU activity for the six months ended June 30, 2021 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2020	86,070	$49.45	72,766	$51.47	147,243	$39.92
Granted	—	—	84,800	36.49	62,759	39.33
Vested	(14,100)	63.56	(47,002)	47.08	(52,468)	39.99
Cancelled, expired or forfeited	—	—	—	—	(2,173)	42.45
Outstanding as of June 30, 2021	71,970	$46.69	110,564	$41.85	155,361	$39.63

During the six months ended June 30, 2021, 14,100 PSUs vested and PSU holders earned zero shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2021 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2020	357,033	$49.93
Granted	205,800	35.30
Outstanding as of June 30, 2021	562,833	$44.58
Exercisable as of June 30, 2021	299,568	$48.29

Treasury Stock

During the six months ended June 30, 2021, the Company repurchased 12,788 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $36.33.

Warrants

At June 30, 2021, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of common stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity.

Dividends

On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020. The Company did not pay dividends during the six months ended June 30, 2021 and paid dividends of $0.18 per common share during the six months ended June 30, 2020.

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended June 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$108,364	$124,660	$7,749	$—	$240,773
Depreciation, amortization and accretion	$10,973	$11,361	$4,810	$790	$27,934
Capital expenditures	$12,715	$3,274	$469	$359	$16,817
Total assets	$803,794	$748,371	$223,640	$49,968	$1,825,773

	Three Months Ended June 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$103,043	$103,509	$7,366	$—	$213,918
Depreciation, amortization and accretion	$10,322	$12,276	$5,550	$730	$28,878
Capital expenditures	$7,013	$5,177	$3,058	$1,578	$16,826
Total assets	$747,151	$856,575	$243,291	$109,132	$1,956,149

	Six Months Ended June 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$212,507	$242,909	$13,976	$—	$469,392
Depreciation, amortization and accretion	$22,405	$22,732	$9,774	$1,574	$56,485
Capital expenditures	$20,860	$4,205	$752	$614	$26,431
Total assets	$803,794	$748,371	$223,640	$49,968	$1,825,773

	Six Months Ended June 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$212,434	$217,503	$24,701	$—	$454,638
Depreciation, amortization and accretion	$20,742	$24,291	$11,163	$1,367	$57,563
Capital expenditures	$17,154	$10,466	$4,449	$3,888	$35,957
Total assets	$747,151	$856,575	$243,291	$109,132	$1,956,149

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill impairment charges, business development and integration expenses and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2021	2020	2021	2020
Net loss	$(4,163)	$(5,183)	$(4,959)	$(303,269)
Income tax expense (benefit)	257	2,261	(1,187)	1,998
Interest expense	7,521	7,853	14,878	17,163
Interest income	(390)	(153)	(663)	(242)
Foreign currency loss (gain)	355	671	726	(266)
Other income	(196)	(125)	(3,906)	(296)
Goodwill impairment charges	—	—	—	300,300
Depreciation and amortization of plant and equipment	17,963	18,418	36,197	36,396
Amortization of intangible assets	8,780	9,193	17,915	18,634
Share-based compensation	2,107	1,524	4,035	3,088
Accretion and non-cash adjustment of closure & post-closure liabilities	1,191	1,267	2,373	2,533
Business development and integration expenses	785	2,973	2,005	5,880
Adjusted EBITDA	$34,210	$38,699	$67,414	$81,919

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$s in thousands	2021	2020	2021	2020
Waste Solutions	$39,951	$46,064	$80,088	$88,985
Field Services	17,167	16,041	34,304	33,506
Energy Waste	2,309	(1,132)	3,566	4,073
Corporate	(25,217)	(22,274)	(50,544)	(44,645)
Total	$34,210	$38,699	$67,414	$81,919

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	June 30,	December 31,
$s in thousands	2021	2020
United States	$859,349	$882,639
Canada	68,194	68,623
EMEA	16,674	18,042
Other (1)	10,542	11,321
Total long-lived assets	$954,759	$980,625
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of June 30, 2021, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2021

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

In order to provide insight into the underlying drivers of our waste volumes and related treatment and disposal (“T&D”) revenues, we evaluate period-to-period changes in our T&D revenue for our Waste Solutions segment based on the industry of the waste generator, based on North American Industry Classification System codes.

The composition of the Waste Solutions segment T&D revenues by waste generator industry for the three and six months ended June 30, 2021 and 2020 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended June 30,
Generator Industry	2021	2020
Chemical Manufacturing	17%	21%
Metal Manufacturing	17%	14%
Broker / TSDF	12%	12%
General Manufacturing	11%	10%
Government	9%	8%
Refining	5%	8%
Transportation	4%	3%
Mining, Exploration and Production	4%	2%
Utilities	3%	8%
Waste Management & Remediation	3%	2%
Other (2)	15%	12%

	% of Treatment and Disposal Revenue (1) for the
	Six Months Ended June 30,
Generator Industry	2021	2020
Chemical Manufacturing	18%	21%
Metal Manufacturing	18%	15%
Broker / TSDF	12%	13%
General Manufacturing	11%	11%
Government	8%	7%
Refining	5%	7%
Utilities	4%	5%
Transportation	4%	5%
Waste Management & Remediation	4%	2%
Mining, Exploration and Production	3%	2%
Other (2)	13%	12%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

We also categorize our Waste Solutions segment T&D revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source.

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

For the three months ended June 30, 2021, Base Business revenue increased 7% compared to the three months ended June 30, 2020. For the three months ended June 30, 2021, approximately 76% of our total T&D revenue was derived from our Base Business, up from 72% for the three months ended June 30, 2020. For the six months ended June 30, 2021, Base Business revenue increased 2% compared to the six months ended June 30, 2020. For the six months ended June 30, 2021, approximately 76% of our total T&D revenue was derived from our Base Business, up from 74% for the six months ended June 30, 2020. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended June 30, 2021, approximately 24% of our total T&D revenue was derived from Event Business projects, down from 28% for the three months ended June 30, 2020. For the three months ended June 30, 2021, Event Business revenue decreased 13% compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, approximately 24% of our total T&D revenue was derived from Event Business projects, down from 26% for the six months ended June 30, 2020. For the six months ended June 30, 2021, Event Business revenue decreased 10% compared to the six months ended June 30, 2020. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

COVID-19 PANDEMIC UPDATE

The COVID-19 pandemic continued to affect our business through the second quarter of 2021. The impact of temporary closures and staff reductions by industrial facilities has resulted in delays in mobilization and in regulatory approvals at our customers’ sites. Although we have seen evidence of volume recovery in the first six months of 2021 as the economy continues to rebound and industrial facilities return to pre-pandemic levels of production, we have experienced cost and inflationary pressures in areas such as labor and supplies. We have also experienced, and expect to continue to experience, delays and deferments of some of our field services as our customers continue to limit on-site visitation and delay noncritical services based on business conditions. While uncertainty caused by the COVID-19 pandemic remains, including the spread of new variants of the virus and government and private sector responses to prevent and manage the disease, we expect to continue to see improvements in our business as vaccines become more widely available and vaccination rates increase.

We expect that the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THREE MONTHS ENDED JUNE 30, 2020

Operating results and percentage of revenues were as follows:

	Three Months Ended June 30,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$108,364	45%	$103,043	48%	$5,321	5%
Field Services	124,660	52%	103,509	48%	21,151	20%
Energy Waste	7,749	3%	7,366	4%	383	5%
Total	$240,773	100%	$213,918	100%	$26,855	13%
Gross Profit
Waste Solutions	$35,666	33%	$42,216	41%	$(6,550)	(16)%
Field Services	18,080	15%	14,760	14%	3,320	22%
Energy Waste	807	10%	(1,956)	(27)%	2,763	(141)%
Total	$54,553	23%	$55,020	26%	$(467)	(1)%
Selling, General & Administrative Expenses
Waste Solutions	$6,770	6%	$6,546	6%	$224	3%
Field Services	12,333	10%	11,379	11%	954	8%
Energy Waste	3,331	43%	4,893	66%	(1,562)	(32)%
Corporate	28,735	n/m	26,878	n/m	1,857	7%
Total	$51,169	21%	$49,696	23%	$1,473	3%
Adjusted EBITDA
Waste Solutions	$39,951	37%	$46,064	45%	$(6,113)	(13)%
Field Services	17,167	14%	16,041	15%	1,126	7%
Energy Waste	2,309	30%	(1,132)	(15)%	3,441	(304)%
Corporate	(25,217)	n/m	(22,274)	n/m	(2,943)	13%
Total	$34,210	14%	$38,699	18%	$(4,489)	(12)%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, business development and integration expenses and other income/expense. The reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net loss	$(4,163)	$(5,183)	$1,020	(20)%
Income tax expense	257	2,261	(2,004)	(89)%
Interest expense	7,521	7,853	(332)	(4)%
Interest income	(390)	(153)	(237)	155%
Foreign currency loss	355	671	(316)	(47)%
Other income	(196)	(125)	(71)	57%
Depreciation and amortization of plant and equipment	17,963	18,418	(455)	(2)%
Amortization of intangible assets	8,780	9,193	(413)	(4)%
Share-based compensation	2,107	1,524	583	38%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,191	1,267	(76)	(6)%
Business development and integration expenses	785	2,973	(2,188)	(74)%
Adjusted EBITDA	$34,210	$38,699	$(4,489)	(12)%

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

Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses, which may vary significantly from quarter to quarter.

Revenue

Total revenue increased 13% to $240.8 million for the second quarter of 2021 compared with $213.9 million for the second quarter of 2020.

Waste Solutions

Waste Solutions segment revenue increased 5% to $108.4 million for the second quarter of 2021, compared to $103.0 million for the second quarter of 2020. T&D revenue increased 4% compared to the second quarter of 2020, primarily as a result of a 7% increase in Base Business revenue, partially offset by a 13% decrease in project-based Event Business revenue. Transportation and logistics service revenue increased 13% compared to the second quarter of 2020, primarily reflecting Event Business projects utilizing more of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities for the second quarter of 2021 was consistent with the second quarter of 2020. Tons of waste disposed of or processed at our landfills increased 15% for the second quarter of 2021 compared to the second quarter of 2020.

T&D revenue from recurring Base Business waste generators increased 7% for the second quarter of 2021 compared to the second quarter of 2020 and comprised 76% of total T&D revenue for the second quarter of 2021. Comparing the second quarter of 2021 to the second quarter of 2020, increases in Base Business T&D revenue from the metal manufacturing, mining, exploration & production, general manufacturing, and chemical manufacturing industry groups were partially offset by a decrease in Event Business T&D revenue from the refining industry group.

T&D revenue from Event Business waste generators decreased 13% for the second quarter of 2021 compared to the second quarter of 2020 and comprised 24% of total T&D revenue for the second quarter of 2021. Comparing the second quarter of 2021 to the second quarter of 2020, decreases in Event Business T&D revenue from the chemical manufacturing and utilities industry groups were partially offset by increases in Event Business T&D revenue from the Other, waste management & remediation, metal manufacturing and transportation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the second quarter of 2021 as compared to the second quarter of 2020:

Treatment and Disposal Revenue Growth
Three Months Ended June 30, 2021 vs.
Three Months Ended June 30, 2020
Waste Management & Remediation	119%
Mining, Exploration & Production	106%
Metal Manufacturing	26%
Transportation	22%
Government	14%
General Manufacturing	14%
Other	13%
Broker / TSDF	4%
Chemical Manufacturing	-18%
Refining	-33%
Utilities	-61%

Field Services

Field Services segment revenue increased 20% to $124.7 million for the second quarter of 2021 compared with $103.5 million for the second quarter of 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Remediation, Industrial Services, Total Waste Management, Treatment & Disposal and Small Quantity Generation business lines, partially offset by lower revenues from our Other and Emergency Response business lines.

Energy Waste

Energy Waste segment revenue increased 5% to $7.7 million for the second quarter of 2021 compared with $7.4 million for the second quarter of 2020, primarily attributable to a partial recovery in energy markets and increases in energy-related exploration and production activities in the markets we serve.

Gross Profit

Total gross profit decreased 1% to $54.6 million for the second quarter of 2021, down from $55.0 million for the second quarter of 2020. Total gross margin was 23% for the second quarter of 2021 compared with 26% for the second quarter of 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 16% to $35.7 million for the second quarter of 2021, down from $42.2 million for the second quarter of 2020. Total segment gross margin for the second quarter of 2021 was 33% compared with 41% for the second quarter of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix, partially offset by higher volumes, in the second quarter of 2021 compared with the second quarter of 2020. T&D gross margin was 38% for the second quarter of 2021 compared with 45% for the second quarter of 2020.

Field Services

Field Services segment gross profit increased 22% to $18.1 million for the second quarter of 2021, up from $14.8 million for the second quarter of 2020. Total segment gross margin was 15% for the second quarter of 2021 compared with 14% for the second quarter of 2020. The increase in segment gross margin was primarily attributable to higher volumes and a more favorable service mix in the second quarter of 2021 compared with the second quarter of 2020.

Energy Waste

Energy Waste segment gross profit was $807,000 for the second quarter of 2021 compared to a gross loss of $2.0 million for the second quarter of 2020. Total segment gross margin was 10% for the second quarter of 2021 compared with (27)% for the second quarter of 2020. The increase in segment gross margin was primarily attributable to lower costs in the second quarter of 2021 as a result of our restructuring activities undertaken in the second quarter of 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased 3% to $51.2 million, or 21% of total revenue, for the second quarter of 2021, up from $49.7 million, or 23% of total revenue, for the second quarter of 2020.

Waste Solutions

Waste Solutions segment SG&A increased 3% to $6.8 million, or 6% of segment revenue, for the second quarter of 2021 compared with $6.5 million, or 6% of segment revenue, for the second quarter of 2020.

Field Services

Field Services segment SG&A increased 8% to $12.3 million, or 10% of segment revenue, for the second quarter of 2021 compared with $11.4 million, or 11% of segment revenue, for the second quarter of 2020. Field Services segment SG&A for the second quarter of 2020 includes a $2.2 million gain associated with the settlement of a contingent consideration liability.  Excluding the impact of this gain, segment SG&A decreased 9% for the second quarter of 2021 compared with the second quarter of 2020, primarily attributable to lower employee labor and benefits costs.

Energy Waste

Energy Waste segment SG&A decreased 32% to $3.3 million, or 43% of segment revenue, for the second quarter of 2021 compared with $4.9 million, or 66% of segment revenue, for the second quarter of 2020. The decrease in segment SG&A was primarily attributable to lower employee labor and benefits costs in the second quarter of 2021 as a result of our restructuring activities undertaken in the second quarter of 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Corporate

Corporate SG&A increased 7% to $28.7 million, or 12% of total revenue, for the second quarter of 2021 compared with $26.9 million, or 13% of total revenue, for the second quarter of 2020. The increase in Corporate SG&A primarily reflects higher employee labor and benefits costs and higher consulting and professional services expenses, partially offset by lower business development and integration expenses in the second quarter of 2021 compared to the second quarter of 2020.

Components of Adjusted EBITDA

Income tax expense

Income tax expense for the second quarter of 2021 was $257,000, resulting in a consolidated effective income tax rate of (6.6)%. Income tax expense for the second quarter of 2020 was $2.3 million, resulting in a consolidated effective income tax rate of (77.4)%. We have used a discrete effective tax rate method to calculate taxes for the six months ended June 30, 2021. For additional information on our consolidated effective income tax rate, see Note 13 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Interest expense

Interest expense was $7.5 million for the second quarter of 2021 compared with $7.9 million for the second quarter of 2020. The decrease is the result of the impact of lower interest rates on the variable portion of our outstanding debt as well as lower outstanding debt levels in the second quarter of 2021 compared to the second quarter of 2020.

Foreign currency loss

We recognized a $355,000 foreign currency loss for the second quarter of 2021 compared with a $671,000 foreign currency loss for the second quarter of 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2021, we had $33.2 million of intercompany loans subject to currency revaluation.

Other income

Other income was $196,000 for the second quarter of 2021 compared with other income of $125,000 for the second quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense decreased 2% to $18.0 million for the second quarter of 2021 compared with $18.4 million for the second quarter of 2020.

Amortization of intangible assets

Intangible assets amortization expense decreased 4% to $8.8 million for the second quarter of 2021 compared with $9.2 million for the second quarter of 2020.

Share-based compensation

Share-based compensation expense increased 38% to $2.1 million for the second quarter of 2021 compared with $1.5 million for the second quarter of 2020, primarily reflecting an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 6% to $1.2 million for the second quarter of 2021 compared with $1.3 million for the second quarter of 2020.

Business development and integration expenses

Business development and integration expenses decreased 74% to $785,000 in the second quarter of 2021, compared to $3.0 million in the second quarter of 2020, primarily attributable to lower NRC Merger integration expenses incurred in the second quarter of 2021 compared to the second quarter of 2020.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO SIX MONTHS ENDED JUNE 30, 2020

Operating results and percentage of revenues were as follows:

	Six Months Ended June 30,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$212,507	45%	$212,434	47%	$73	0%
Field Services	242,909	52%	217,503	48%	25,406	12%
Energy Waste	13,976	3%	24,701	5%	(10,725)	(43)%
Total	$469,392	100%	$454,638	100%	$14,754	3%
Gross Profit
Waste Solutions	$70,617	33%	$81,523	38%	$(10,906)	(13)%
Field Services	36,385	15%	33,036	15%	3,349	10%
Energy Waste	424	3%	2,900	12%	(2,476)	(85)%
Total	$107,426	23%	$117,459	26%	$(10,033)	(9)%
Selling, General & Administrative Expenses
Waste Solutions	$13,071	6%	$13,434	6%	$(363)	(3)%
Field Services	25,058	10%	24,232	11%	826	3%
Energy Waste	6,674	48%	10,180	41%	(3,506)	(34)%
Corporate	57,734	n/m	54,225	n/m	3,509	6%
Total	$102,537	22%	$102,071	22%	$466	0%
Adjusted EBITDA
Waste Solutions	$80,088	38%	$88,985	42%	$(8,897)	(10)%
Field Services	34,304	14%	33,506	15%	798	2%
Energy Waste	3,566	26%	4,073	16%	(507)	(12)%
Corporate	(50,544)	n/m	(44,645)	n/m	(5,899)	13%
Total	$67,414	14%	$81,919	18%	$(14,505)	(18)%

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

	Six Months Ended June 30,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net loss	$(4,959)	$(303,269)	$298,310	(98)%
Income tax (benefit) expense	(1,187)	1,998	(3,185)	(159)%
Interest expense	14,878	17,163	(2,285)	(13)%
Interest income	(663)	(242)	(421)	174%
Foreign currency loss (gain)	726	(266)	992	(373)%
Other income	(3,906)	(296)	(3,610)	1,220%
Goodwill impairment charges	—	300,300	(300,300)	(100)%
Depreciation and amortization of plant and equipment	36,197	36,396	(199)	(1)%
Amortization of intangible assets	17,915	18,634	(719)	(4)%
Share-based compensation	4,035	3,088	947	31%
Accretion and non-cash adjustment of closure & post-closure liabilities	2,373	2,533	(160)	(6)%
Business development and integration expenses	2,005	5,880	(3,875)	(66)%
Adjusted EBITDA	$67,414	$81,919	$(14,505)	(18)%

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

Revenue

Total revenue increased 3% to $469.4 million for the first six months of 2021 compared with $454.6 million for the first six months of 2020.

Waste Solutions

Waste Solutions segment revenue was $212.5 million for the first six months of 2021, compared to $212.4 million for the first six months of 2020. T&D revenue for the first six months of 2021 was consistent with the first six months of 2020, primarily as a result of a 2% increase in Base Business revenue, partially offset by a 10% decrease in project-based Event Business revenue. Transportation and logistics service revenue decreased 1% compared to the first six months of 2020, primarily reflecting Event Business projects utilizing less of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 14% for the first six months of 2021 compared to the first six months of 2020. Tons of waste disposed of or processed at our landfills during the first six months of 2021 was consistent with the first six months of 2020.

T&D revenue from recurring Base Business waste generators increased 2% for the first six months of 2021 compared to the first six months of 2020 and comprised 76% of total T&D revenue for the first six months of 2021. Comparing the first six months of 2021 to the first six months of 2020, increases in Base Business T&D revenue from the mining, exploration & production, chemical manufacturing, and metal manufacturing industry groups were partially offset by decreases in Base Business T&D revenue from the refining and broker/TSDF industry groups.

T&D revenue from Event Business waste generators decreased 10% for the first six months of 2021 compared to the first six months of 2020 and comprised 24% of total T&D revenue for the first six months of 2021. Comparing the first six months of 2021 to the first six months of 2020, decreases in Event Business T&D revenue from the chemical manufacturing, utilities and transportation industry groups were partially offset by increases in Event Business T&D revenue from the metal manufacturing, Other and waste management & remediation industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the first six months of 2021 as compared to the first six months of 2020:

Treatment and Disposal Revenue Growth
Six Months Ended June 30, 2021 vs.
Six Months Ended June 30, 2020
Mining, Exploration & Production	93%
Waste Management & Remediation	54%
Metal Manufacturing	14%
Other	10%
Government	6%
General Manufacturing	0%
Broker / TSDF	-4%
Chemical Manufacturing	-15%
Refining	-23%
Transportation	-27%
Utilities	-34%

Field Services

Field Services segment revenue increased 12% to $242.9 million for the first six months of 2021 compared with $217.5 million for the first six months of 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Remediation, Total Waste Management, Small Quantity Generation and Treatment & Disposal business lines, partially offset by lower revenues from our Other business line.

Energy Waste

Energy Waste segment revenue decreased 43% to $14.0 million for the first six months of 2021 compared with $24.7 million for the first six months of 2020, primarily attributable to declines in the energy markets and impacts from the COVID-19 pandemic.

Gross Profit

Total gross profit decreased 9% to $107.4 million for the first six months of 2021, down from $117.5 million for the first six months of 2020. Total gross margin was 23% for the first six months of 2021 compared with 26% for the first six months of 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 13% to $70.6 million for the first six months of 2021, down from $81.5 million for the first six months of 2020. Total segment gross margin for the first six months of 2021 was 33% compared with 38% for the first six months of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix in the first six months of 2021 compared to the first six months of 2020. T&D gross margin was 37% for the first six months of 2021 compared with 43% for the first six months of 2020.

Field Services

Field Services segment gross profit increased 10% to $36.4 million for the first six months of 2021, up from $33.0 million for the first six months of 2020. Total segment gross margin was 15% for both the first six months of 2021 and 2020.

Energy Waste

Energy Waste segment gross profit  decreased 85% to $424,000 for the first six months of 2021, down from $2.9 million for the first six months of 2020. Total segment gross margin was 3% for the first six months of 2021 compared with 12%

for the first six months of 2020. The decrease in segment gross margin was primarily attributable to lower volumes and a less favorable service mix in the first six months of 2020 compared to the first six months of 2020.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased to $102.5 million, or 22% of total revenue, for the first six months of 2021, up from $102.1 million, or 22% of total revenue, for the first six months of 2020.

Waste Solutions

Waste Solutions segment SG&A decreased 3% to $13.1 million, or 6% of segment revenue, for the first six months of 2021 compared with $13.4 million, or 6% of segment revenue, for the first six months of 2020.

Field Services

Field Services segment SG&A increased 3% to $25.1 million, or 10% of segment revenue, for the first six months of 2021 compared with $24.2 million, or 11% of segment revenue, for the first six months of 2020. Field Services segment SG&A for the first six months of 2020 includes $3.3 million of gains associated with the settlement and changes in fair value of contingent consideration liabilities. Excluding the impact of these gains, segment SG&A decreased 9% for the first six months of 2021 compared with the first six months of 2020, primarily attributable to lower employee labor and benefits costs.

Energy Waste

Energy Waste segment SG&A decreased 34% to $6.7 million, or 48% of segment revenue, for the first six months of 2021 compared with $10.2 million, or 41% of segment revenue, for the first six months of 2020. The decrease in segment SG&A was primarily attributable to lower employee labor and benefits costs in the first six months of 2021 as a result of our restructuring activities undertaken in the first six months of 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Corporate

Corporate SG&A increased 6% to $57.7 million, or 12% of total revenue, for the first six months of 2021 compared with $54.2 million, or 12% of total revenue, for the first six months of 2020. The increase in Corporate SG&A primarily reflects higher employee labor and benefit costs, lower bad debt recoveries, higher consulting and professional services expenses and higher insurance costs, partially offset by lower business development and integration expenses in the first six months of 2021 compared to the first six months of 2020.

Components of Adjusted EBITDA

Income tax (benefit) expense

Income tax benefit for the first six months of 2021 was $1.2 million, resulting in a consolidated effective income tax rate of 19.3%. Income tax expense for the first six months of 2020 was $2.0 million, resulting in a consolidated effective income tax rate of (0.7)%. The increase in our effective tax rate for the first six months of 2021 compared to the first six months of 2020 was primarily due to non-deductible goodwill impairment charges incurred during the first six months of 2020, and lower pre-tax earnings, excluding impairments, for the first six months of 2021 which resulted in a tax benefit from the year-to-date loss of our US operations, partially offset by foreign tax expense from the year-to-date earnings of our foreign operations.

Interest expense

Interest expense was $14.9 million for the first six months of 2021 compared with $17.2 million for the first six months of 2020. The decrease is the result of the impact of lower interest rates on the variable portion of our outstanding debt as well as lower outstanding debt levels in the first six months of 2021 compared to the first six months of 2020.

Foreign currency loss (gain)

We recognized a $726,000 foreign currency loss for the first six months of 2021 compared with a $266,000 foreign currency gain for the first six months of 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the CAD as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At June 30, 2021, we had $33.2 million of intercompany loans subject to currency revaluation.

Other income

Other income was $3.9 million for the first six months of 2021 compared with other income of $296,000 for the first six months of 2020. In the first quarter of 2021, the company recognized a gain of $3.5 million related to the change in the fair value of a minority interest investment.

Goodwill impairment charges

We performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million in the first quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense decreased 1% to $36.2 million for the first six months of 2021 compared with $36.4 million for the first six months of 2020.

Amortization of intangible assets

Intangible assets amortization expense decreased 4% to $17.9 million for the first six months of 2021 compared with $18.6 million for the first six months of 2020.

Share-based compensation

Share-based compensation expense increased 31% to $4.0 million for the first six months of 2021 compared with $3.1 million for the first six months of 2020, primarily reflecting an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 6% to $2.4 million for the first six months of 2021 compared with $2.5 million for the first six months of 2020.

Business development and integration expenses

Business development and integration expenses decreased 66% to $2.0 million for the first six months of 2021, compared to $5.9 million for the first six months of 2020, primarily attributable to lower NRC Merger integration expenses incurred in the first six months of 2021 compared to the first six months of 2020.

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

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating the impact of the COVID-19 pandemic on our financial condition and liquidity. Although the situation remains uncertain, we believe that we have sufficient cash flow from operations and available borrowings under the Revolving Credit Facility to execute our business strategy in the short and longer term. While management continues to closely monitor the impact of the COVID-19 pandemic, including the spread of new variants of the virus and government and private sector responses to it in each of the locations and sectors in which the Company does business, we believe that the Company’s strategy during the pandemic has increased the Company’s resiliency and positioned the Company to take advantage of any post-pandemic recovery.

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At June 30, 2021, we had $85.2 million in unrestricted cash and cash equivalents immediately available and $82.8 million of borrowing capacity, subject to our leverage covenant limitation, available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 29, 2021, Predecessor US Ecology amended the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026. The Credit Agreement was also amended to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. See additional information on the Fourth Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $44.1 million. This primarily reflects net loss of $5.0 million, non-cash depreciation, amortization and accretion of $56.5 million, an increase in deferred revenue of $4.5 million and share-based compensation expense of $4.0 million, partially offset by an increase in accounts receivable of $7.8 million, deferred incomes taxes of $4.3 million and a gain of $3.5 million related to a change in the fair value of a minority interest investment. Impacts on net income are due to the factors discussed above under “Results of Operations.” The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services and waste that has been received but not yet treated or disposed at the end of the period. Changes in accounts receivable are attributable to the timing of customer payments.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 89 days as of June 30, 2021, compared to 86 days as of December 31, 2020, and 85 days as of June 30, 2020.

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

Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities was $25.1 million, primarily related to capital expenditures of $26.4 million and a $712,000 investment in the preferred stock of a privately held company, partially offset by $2.0 million in proceeds from the sale of property and equipment. Capital projects consisted primarily of infrastructure upgrades at our operating facilities and landfill cell development.

For the six months ended June 30, 2020, net cash used in investing activities was $38.6 million, primarily related to capital expenditures of $36.0 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the six months ended June 30, 2021, net cash used in financing activities was $8.9 million, consisting primarily of a $6.0 million payment on our revolving credit facility, $2.9 million in payments on our equipment financing obligations, $2.5 million in payments to settle acquired contingent consideration liabilities and $2.3 million in quarterly payments on our term loan, partially offset by net short-term borrowings under our sweep arrangement of $6.3 million. Quarterly cash dividends have been suspended and no dividends were paid in the first six months of 2021.

For the six months ended June 30, 2020, net cash provided by financing activities was $61.6 million, consisting primarily of $90.0 million in borrowings on our revolving credit facility, partially offset by repurchases of our common stock of $18.3 million and dividend payments to our stockholders of $5.7 million.

Credit Agreement

On April 18, 2017, Predecessor US Ecology, a wholly-owned subsidiary of the Company, entered into the Credit Agreement that provides for a $500.0 million, five-year revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described herein, the Credit Agreement was amended in August and November 2019 in connection with the NRC Merger; and further amended on June 26, 2020 and June 29, 2021 pursuant to the Third Amendment and Fourth Amendment (each as defined herein), respectively.

During the six months ended June 30, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.13%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $460.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2021.

As modified by the Fourth Amendment as described herein, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At June 30, 2021, there were $341.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) June 29, 2026 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of June 30, 2021, there were $6.3 million in borrowings outstanding subject to the Sweep Arrangement, which are presented as Short-term borrowings in the consolidated balance sheet.

As of June 30, 2021, the availability under the Revolving Credit Facility was $82.8 million, subject to our leverage covenant limitation, with $14.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Amendments to the Credit Agreement

On August 6, 2019, Predecessor US Ecology entered into the First Amendment to the Credit Agreement, by and among Predecessor US Ecology, the subsidiaries of Predecessor US Ecology party thereto, the lenders referred to therein and Wells Fargo, as issuing lender, swingline lender and administrative agent. Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance the indebtedness of NRC and pay related transaction expenses in connection with the NRC Merger, modified the accordion feature allowing Predecessor US Ecology to request up to the greater of (x) $250.0 million and (y) 100% of consolidated EBITDA plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and the Second Amendment to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the six months ended June 30, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.88%.

On June 26, 2020, Predecessor US Ecology entered into the Third Amendment to the Credit Agreement. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, during the covenant relief period, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit

Agreement) or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to consolidated earnings before interest, taxes, depreciation and amortization (as defined in the Credit Agreement).

On June 29, 2021, Predecessor US Ecology entered into the Fourth Amendment to the Credit Agreement. Among other things, the Fourth Amendment amends the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement). The Fourth Amendment also amends the Credit Agreement (i) to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and (ii) to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. During the covenant relief period until the fiscal quarter ending December 31, 2022, the Fourth Amendment increases Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.50 to 1.00 ratio otherwise in effect after giving effect to the Fourth Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, after giving effect to the Fourth Amendment and whether or not the covenant relief period is in effect, (i) if the Borrower’s consolidated total net leverage ratio is equal to or greater than 4.00 to 1.00 but less than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to the LIBOR plus 2.25% or a base rate plus 1.25% and the commitment fee will step-up to 0.375% and (ii) if Predecessor US Ecology’s consolidated total net leverage ratio is greater than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to LIBOR plus 2.50% or a base rate plus 1.50% and the commitment fee will step-up to 0.40%, in each case, pursuant to the terms of the Credit Agreement. The Fourth Amendment also reset any outstanding usage of certain negative covenant baskets, including baskets in connection with the indebtedness, liens, investments, asset dispositions, restricted payments and affiliate transactions negative covenants.

For additional information see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $460.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of June 30, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. For more information, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the six months ended June 30, 2021. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At June 30, 2021, $5.9 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of June 30, 2021, there were $341.0 million of Revolving Credit Facility loans, and $443.3 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness under the Credit Agreement on June 30, 2021 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.1 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the six months ended June 30, 2021, we recorded approximately $38.0 million, or 8%, of our revenue in Canada, $23.9 million, or 5%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At June 30, 2021, we had $33.2 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the six months ended June 30, 2021, the CAD strengthened as compared to the USD resulting in a $951,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of June 30, 2021, a $0.01 CAD increase or decrease in currency rate compared to the USD at June 30, 2021 would have generated a gain or loss of approximately $332,000 for the six months ended June 30, 2021.

We had a total pre-tax foreign currency loss of $726,000 for the six months ended June 30, 2021. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

ITEM 1.       LEGAL PROCEEDINGS

In December 2010, National Response Corporation, a subsidiary of NRC Group Holdings Corp. (“NRC”) acquired by the Company in the Company’s acquisition of NRC (“NRC Merger”), was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP Deepwater Horizon (“BP”) oil rig, filed in the U.S. District Court for the Eastern District of Louisiana (“In re Deepwater Horizon” or the “MDL”). The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and held that the Company is not liable to BP or any back end litigation plaintiffs for any damages related to the Deepwater Horizon oil spill. BP timely appealed the ruling on June 11, 2020. The Company is currently unable to estimate the range of possible losses associated with this proceeding. However, the Company also believes that, were it deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

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

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. Reference is also made to those risk factors included in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following table summarizes the purchases of shares of our common stock during the six months ended June 30, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2021 (1)	12,788	$36.33	—	$—
February 1 to 28, 2021	—	—	—	—
March 1 to 31, 2021	—	—	—	—
April 1 to 30, 2021	—	—	—	—
May 1 to 31, 2021	—	—	—	—
June 1 to 30, 2021	—	—	—	—
Total	12,788	$36.33	—	$—
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Ecology, Inc. (incorporated by reference to 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2021)

3.2

Amendment No. 2 to the Amended and Restated Bylaws of US Ecology, Inc. (incorporated by reference to Annex C to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 13, 2021)

10.1

Fourth Amendment, dated as of June 29, 2021, by and among US Ecology Holdings, Inc., certain affiliate guarantors, each consenting lender and Wells Fargo Bank, National Association, as issuing lender, swingline lender and administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2021)

10.2	Amendment 1 to the Amended and Restated US Ecology, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 1, 2021)*

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

* Identifies management contracts or compensatory plans or arrangements filed as exhibits hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: August 2, 2021	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer