Form 10-Q
period 2021-09-30
US Ecology, Inc.
filed 2021-11-05
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At November 2, 2021, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$71,432	$73,848
Receivables, net	261,128	241,978
Prepaid expenses and other current assets	31,799	28,379
Income taxes receivable	18,340	18,279
Total current assets	382,699	362,484

Property and equipment, net	450,720	456,637
Operating lease assets	44,947	51,474
Restricted cash and investments	3,758	5,598
Intangible assets, net	497,636	523,988
Goodwill	413,101	413,037
Other assets	26,062	18,065
Total assets	$1,818,923	$1,831,283

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$66,402	$35,881
Deferred revenue	17,475	15,267
Accrued liabilities	51,750	59,296
Accrued salaries and benefits	27,681	30,918
Income taxes payable	48	977
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	8,234	6,471
Current portion of operating lease liabilities	15,114	17,048
Total current liabilities	190,063	169,217

Long-term debt	753,965	782,484
Long-term closure and post-closure obligations	90,107	89,398
Long-term operating lease liabilities	30,739	35,069
Other long-term liabilities	18,718	32,201
Deferred income taxes, net	119,358	120,983
Total liabilities	1,202,950	1,229,352

Commitments and contingencies (See Note 16)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 shares issued and outstanding	315	315
Additional paid-in capital	820,600	820,567
Retained deficit	(186,679)	(188,452)
Treasury stock, at cost, 249 and 358 shares, respectively	(10,919)	(15,841)
Accumulated other comprehensive loss	(7,344)	(14,658)
Total stockholders’ equity	615,973	601,931
Total liabilities and stockholders’ equity	$1,818,923	$1,831,283

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$257,182	$238,142	$726,574	$692,780
Direct operating costs	194,028	173,849	555,994	511,028
Gross profit	63,154	64,293	170,580	181,752
Selling, general and administrative expenses	47,683	51,140	150,220	153,211
Goodwill impairment charges	—	—	—	300,300
Operating income (loss)	15,471	13,153	20,360	(271,759)
Other income (expense):
Interest income	485	9	1,148	251
Interest expense	(7,144)	(7,964)	(22,022)	(25,127)
Foreign currency gain (loss)	341	(421)	(385)	(155)
Other	114	86	4,020	382
Total other expense	(6,204)	(8,290)	(17,239)	(24,649)

Income (loss) before income taxes	9,267	4,863	3,121	(296,408)
Income tax expense (benefit)	2,535	(1,456)	1,348	542
Net income (loss)	$6,732	$6,319	$1,773	$(296,950)

Earnings (loss) per share:
Basic	$0.22	$0.20	$0.06	$(9.54)
Diluted	$0.21	$0.20	$0.06	$(9.54)

Shares used in earnings (loss) per share calculation:
Basic	31,151	31,069	31,131	31,142
Diluted	31,400	31,324	31,377	31,142

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$6,732	$6,319	$1,773	$(296,950)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(3,219)	1,923	(1,248)	(3,328)
Net changes in interest rate hedge, net of taxes of $286, $196, $2,276 and $(2,220) respectively	1,076	739	8,562	(8,353)
Comprehensive income (loss), net of tax	$4,589	$8,981	$9,087	$(308,631)

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,773	$(296,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	54,095	54,831
Amortization of intangible assets	26,501	27,812
Accretion of closure and post-closure obligations	3,571	3,812
Goodwill impairment charges	—	300,300
Unrealized foreign currency (gain) loss	(1,028)	87
Deferred income taxes	(3,822)	79
Share-based compensation expense	5,748	4,861
Share-based payments of business development and integration expenses	417	1,142
Unrecognized tax benefits	37	(8)
Net (gain) loss on disposition of assets	(337)	1,817
Amortization and write-off of debt issuance costs	1,851	1,640
Amortization and write-off of debt discount	121	121
Change in fair value of contingent consideration	282	(3,207)
Change in fair value of minority interest investment	(3,509)	—
Changes in assets and liabilities (net of effects of business acquisition):
Receivables	(19,064)	25,297
Income taxes receivable	(70)	(6,250)
Other assets	(7,093)	(8,345)
Accounts payable and accrued liabilities	20,666	(19,177)
Deferred revenue	2,185	930
Accrued salaries and benefits	(3,239)	(4,494)
Income taxes payable	(943)	287
Closure and post-closure obligations	(1,101)	(1,341)
Net cash provided by operating activities	77,041	83,244
Cash flows from investing activities:
Purchases of property and equipment	(45,347)	(45,124)
Proceeds from sale of property and equipment	2,431	1,079
Minority interest investment	(712)	—
Purchases of restricted investments	(1,014)	(1,113)
Proceeds from sale of restricted investments	3,192	970
Business acquisitions (net of cash acquired)	—	(3,309)
Insurance proceeds from damaged property and equipment	—	1,131
Net cash used in investing activities	(41,450)	(46,366)
Cash flows from financing activities:
Proceeds from short-term borrowings	61,326	72,353
Payments on short-term borrowings	(61,326)	(72,353)
Payments on long-term debt	(29,375)	(33,375)
Payment of equipment financing obligations	(4,344)	(4,827)
Payment of acquired contingent consideration liabilities	(2,553)	(2,085)
Deferred financing costs paid	(957)	(1,144)
Repurchase of common stock	(465)	(18,332)
Proceeds from long-term debt	—	90,000
Dividends paid	—	(5,667)
Other	—	28
Net cash (used in) provided by financing activities	(37,694)	24,598

Effect of foreign exchange rate changes on cash	26	(480)

(Decrease) increase in Cash and cash equivalents and restricted cash	(2,077)	60,996
Cash and cash equivalents and restricted cash at beginning of period	75,104	42,140
Cash and cash equivalents and restricted cash at end of period	$73,027	$103,136

Reconciliation of Cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	73,848	41,281
Restricted cash at beginning of period	1,256	859
Cash and cash equivalents and restricted cash at beginning of period	$75,104	$42,140
Cash and cash equivalents at end of period	71,432	102,038
Restricted cash at end of period	1,595	1,098
Cash and cash equivalents and restricted cash at end of period	$73,027	$103,136
Supplemental Disclosures:
Income taxes paid, net of receipts	$6,307	$6,385
Interest paid	$19,404	$21,773
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$7,276	$883
Restricted stock issued from treasury shares	$5,387	$2,041

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total stockholders' equity, beginning balances	$609,583	$672,947	$601,931	$1,011,380

Common stock:
Beginning balances	$315	$315	$315	$315
Ending balances	$315	$315	$315	$315

Additional paid-in capital:
Beginning balances	$818,913	$817,557	$820,567	$816,345
Share-based compensation	1,713	1,773	5,748	4,861
Share-based payments of business development and integration expenses	119	170	417	1,142
Stock option exercises and issuance of common stock and restricted common stock	—	(31)	—	(468)
Issuance of restricted common stock and common stock from treasury shares	(145)	(125)	(6,132)	(2,536)
Ending balances	$820,600	$819,344	$820,600	$819,344

Retained deficit:
Beginning balances	$(193,411)	$(102,362)	$(188,452)	$206,574
Net income (loss)	6,732	6,319	1,773	(296,950)
Dividends paid	—	—	—	(5,667)
Other	—	(1)	—	(1)
Ending balances	$(186,679)	$(96,044)	$(186,679)	$(96,044)

Treasury stock:
Beginning balances	$(11,033)	$(16,366)	$(15,841)	$—
Repurchase of common stock	—	—	(465)	(18,332)
Issuance of restricted common stock and common stock from treasury shares	114	75	5,387	2,041
Ending balances	$(10,919)	$(16,291)	$(10,919)	$(16,291)

Accumulated other comprehensive loss:
Beginning balances	$(5,201)	$(26,197)	$(14,658)	$(11,854)
Other comprehensive (loss) income	(2,143)	2,662	7,314	(11,681)
Ending balances	$(7,344)	$(23,535)	$(7,344)	$(23,535)

Total stockholders' equity, ending balances	$615,973	$683,789	$615,973	$683,789

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2021.

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

NOTE 2.     REVENUES

Effective in the fourth quarter of 2020, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Our operations are now managed in three reportable segments, Waste Solutions, Field Services and Energy Waste, reflecting our internal reporting structure and nature of services offered. See Note 17 for additional information on our operating segments.

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended September 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$92,867	$15,940	$6,263	$115,070
Services Revenue:
Transportation and Logistics (2)	22,334	6,483	2,317	31,134
Industrial Services (3)	—	29,597	730	30,327
Small Quantity Generation (4)	—	14,629	—	14,629
Total Waste Management (5)	—	9,597	—	9,597
Remediation (6)	—	16,310	—	16,310
Emergency Response (7)	—	34,532	—	34,532
Other (8)	—	4,494	1,089	5,583
Revenue	$115,201	$131,582	$10,399	$257,182

	Three Months Ended September 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$88,601	$13,861	$2,625	$105,087
Services Revenue:
Transportation and Logistics (2)	18,648	11,162	1,257	31,067
Industrial Services (3)	—	28,464	705	29,169
Small Quantity Generation (4)	—	13,056	—	13,056
Total Waste Management (5)	—	9,998	—	9,998
Remediation (6)	—	6,733	—	6,733
Emergency Response (7)	—	37,993	—	37,993
Other (8)	—	4,448	591	5,039
Revenue	$107,249	$125,715	$5,178	$238,142

	Nine Months Ended September 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$270,906	$39,143	$14,648	$324,697
Services Revenue:
Transportation and Logistics (2)	56,802	21,169	5,412	83,383
Industrial Services (3)	—	88,193	1,841	90,034
Small Quantity Generation (4)	—	41,311	—	41,311
Total Waste Management (5)	—	29,840	—	29,840
Remediation (6)	—	40,055	—	40,055
Emergency Response (7)	—	102,444	—	102,444
Other (8)	—	12,336	2,474	14,810
Revenue	$327,708	$374,491	$24,375	$726,574

	Nine Months Ended September 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$266,129	$33,744	$16,102	$315,975
Services Revenue:
Transportation and Logistics (2)	53,555	22,577	6,206	82,338
Industrial Services (3)	—	85,529	3,568	89,097
Small Quantity Generation (4)	—	35,292	—	35,292
Total Waste Management (5)	—	25,315	—	25,315
Remediation (6)	—	21,911	—	21,911
Emergency Response (7)	—	103,756	—	103,756
Other (8)	—	15,093	4,003	19,096
Revenue	$319,684	$343,217	$29,879	$692,780

(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended September 30, 2021 and 2020, 24% and 30%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76% and 70% of our treatment and disposal revenue for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, 24% and 28%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76% and 72% of our treatment and disposal revenue for the nine months ended September 30, 2021 and 2020, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.

(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes services such as spill response, waste analysis and treatment and disposal planning as well as government-mandated, commercial standby oil spill compliance solutions and services that we provide to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(8)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$96,200	$117,762	$10,399	$224,361	$89,481	$119,611	$5,178	$214,270
Canada	19,001	1,453	—	20,454	17,768	990	—	18,758
EMEA	—	11,123	—	11,123	—	4,195	—	4,195
Other (1)	—	1,244	—	1,244	—	919	—	919
Total revenue	$115,201	$131,582	$10,399	$257,182	$107,249	$125,715	$5,178	$238,142

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$272,119	$332,329	$24,375	$628,823	$266,297	$322,831	$29,879	$619,007
Canada	55,589	2,896	—	58,485	53,387	2,565	—	55,952
EMEA	—	35,052	—	35,052	—	13,349	—	13,349
Other (1)	—	4,214	—	4,214	—	4,472	—	4,472
Total revenue	$327,708	$374,491	$24,375	$726,574	$319,684	$343,217	$29,879	$692,780

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended September 30, 2021 and 2020, we recognized $405,000 and $735,000 of revenue that was included in the deferred revenue balance at the beginning of each year, respectively. During the nine months ended September 30, 2021 and 2020, we recognized $13.7 million and $13.6 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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

NOTE 4.     ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
Other comprehensive (loss) income before reclassifications, net of tax	(1,248)	6,182	4,934
Amounts reclassified out of AOCI, net of tax (1)	—	2,380	2,380
Other comprehensive (loss) income, net	(1,248)	8,562	7,314
Balance at September 30, 2021	$(9,118)	$1,774	$(7,344)
(1)	Before-tax reclassifications of $743,000 ($587,000 after-tax) and $3.0 million ($2.4 million after-tax) for the three and nine months ended September 30, 2021, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $2.9 million ($2.3 million after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive loss before reclassifications, net of tax	(3,328)	(10,074)	(13,402)
Amounts reclassified out of AOCI, net of tax (2)	—	1,721	1,721
Other comprehensive loss, net	(3,328)	(8,353)	(11,681)
Balance at September 30, 2020	$(14,253)	$(9,282)	$(23,535)
(2)	Before-tax reclassifications of $1.2 million ($921,000 after-tax) and $2.2 million ($1.7 million after-tax) for the three and nine months ended September 30, 2020, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity.

NOTE 5.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three or nine months ended September 30, 2021 or 2020, respectively. No customer accounted for more than 10% of total trade receivables as of September 30, 2021 or December 31, 2020.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables may be reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990. As of September 30, 2021, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 6.     RECEIVABLES

Receivables consisted of the following:

	September 30,	December 31,
$s in thousands	2021	2020
Trade	$198,948	$186,502
Unbilled revenue	61,320	52,858
Other	4,458	5,554
Total receivables	264,726	244,914
Allowance for credit losses	(3,598)	(2,936)
Receivables, net	$261,128	$241,978

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

In each of September 2019 and March 2021, the Company invested $7.9 million and $712,000, respectively, in the preferred stock of a privately held company. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. In March 2021, in connection with our incremental investment of $712,000, we observed that the fair value of our initial investment of $7.9 million increased by $3.5 million and, accordingly, recognized a gain on our minority interest investment of $3.5 million. The fair value of our minority interest investment is included in Other assets in the Company’s consolidated balance sheets. Changes in the fair value of our minority interest investment are included in Other income in the Company’s consolidated statements of operations. As of September 30, 2021, there have been no other identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At September 30, 2021, the fair value of the Company’s variable rate term loan was estimated to be $441.8 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	September 30, 2021
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,708	$455	$—	$2,163
Money market funds (2)	1,657	—	—	1,657
Interest rate swap agreement (3)	—	606	—	606
Total	$3,365	$1,061	$—	$4,426

	December 31, 2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,914	$1,427	$—	$4,341
Money market funds (2)	1,319	—	—	1,319
Total	$4,233	$1,427	$—	$5,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,744	$—	$9,744
Contingent consideration (4)	—	—	2,173	2,173
Total	$—	$9,744	$2,173	$11,917
(1)	We invest a portion of our Restricted cash and investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.

(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-period and end-of-period amounts presented in the Company’s consolidated statements of cash flows.

(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC Group Holdings Corp. (“NRC”) prior to the Company’s acquisition of NRC (“NRC Merger”). The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities is calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. As of September 30, 2021, we have settled all acquired contingent consideration liabilities associated with the NRC Merger. The fair value of our contingent consideration liability as of December 31, 2020 was $2.2 million and is included in Accrued liabilities in the Company’s consolidated balance sheet. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2021	September 30, 2021
Contingent consideration, beginning of period	$—	$2,173
Change in fair value of contingent consideration	—	282
Contingent consideration paid	—	(2,553)
Foreign currency translation	—	98
Contingent consideration, end of period	$—	$—

NOTE 8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
$s in thousands	2021	2020
Cell development costs	$201,382	$186,170
Land and improvements	74,198	65,953
Buildings and improvements	131,119	128,206
Railcars	17,299	17,299
Vehicles, vessels and other equipment	337,909	331,167
Construction in progress	56,357	44,840
Total property and equipment	818,264	773,635
Accumulated depreciation and amortization	(367,544)	(316,998)
Property and equipment, net	$450,720	$456,637

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $17.9 million and $18.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $54.1 million and $54.8 million, respectively.

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

Lease assets and liabilities consisted of the following:

	September 30,	December 31,
$s in thousands	2021	2020
Assets:
Operating right-of-use assets (1)	$44,947	$51,474
Finance right-of-use assets (2)	18,601	21,209
Total	$63,548	$72,683

Liabilities:
Current:
Operating (3)	$15,114	$17,048
Finance (4)	4,974	4,462
Long-term:
Operating (5)	30,739	35,069
Finance (6)	13,339	17,501
Total	$64,166	$74,080
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $12.0 million and $8.0 million as of September 30, 2021 and December 31, 2020, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2021	2020	2021	2020
Operating lease cost (1)	$4,853	$5,008	$15,172	$14,947
Finance lease cost:
Amortization of leased assets (2)	1,311	1,330	3,947	3,974
Interest on lease liabilities (3)	233	292	786	925
Total	$6,397	$6,630	$19,905	$19,846
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Nine Months Ended September 30,
$s in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,749	$14,547
Operating cash flows from finance leases	$786	$925
Financing cash flows from finance leases	$3,649	$3,457

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,092	$7,195
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6,089

NOTE 10.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the nine months ended September 30, 2021 consisted of the following:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2020	$166,863	$(6,870)	$237,341	$(19,900)	$399,503	$(363,900)	$413,037
Foreign currency translation	44	—	20	—	—	—	64
Balance at September 30, 2021	$166,907	$(6,870)	$237,361	$(19,900)	$399,503	$(363,900)	$413,101

Intangible assets, net consisted of the following:

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$174,940	$(26,127)	$148,813	$174,885	$(23,005)	$151,880
Customer relationships	340,056	(81,407)	258,649	340,032	(61,778)	278,254
Technology - formulae and processes	7,159	(2,471)	4,688	7,142	(2,293)	4,849
Customer backlog	3,652	(2,661)	991	3,652	(2,387)	1,265
Tradename	10,390	(10,153)	237	10,390	(8,015)	2,375
Developed software	2,902	(2,402)	500	2,902	(2,182)	720
Non-compete agreements	5,572	(5,171)	401	5,571	(4,318)	1,253
Internet domain and website	536	(206)	330	536	(184)	352
Database	390	(230)	160	389	(214)	175
Total amortizing intangible assets	545,597	(130,828)	414,769	545,499	(104,376)	441,123
Non-amortizing intangible assets:
Permits and licenses	82,733	—	82,733	82,732	—	82,732
Tradename	134	—	134	133	—	133
Total intangible assets	$628,464	$(130,828)	$497,636	$628,364	$(104,376)	$523,988

On January 28, 2020, the Company acquired Impact Environmental Services, Inc. and recorded $300,000 of goodwill and $900,000 of amortizing intangible assets (consisting primarily of customer relationships). See Note 3 for additional information.

Amortization expense for the three months ended September 30, 2021 and 2020 was $8.6 million and $9.2 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $26.5 million and $27.8 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 11.     DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
$s in thousands	2021	2020
Revolving credit facility	$321,000	$347,000
Term loan	442,125	445,500
Unamortized term loan discount and debt issuance costs	(5,801)	(6,657)
Total debt	757,324	785,843
Current portion of long-term debt	(3,359)	(3,359)
Long-term debt	$753,965	$782,484

Future Maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of September 30, 2021 consisted of the following:

$s in thousands	Maturities
2021 (excluding the nine months ended September 30, 2021)	$1,125
2022	4,500
2023	4,500
2024	4,500
2025	4,500
Thereafter	744,000
$763,125

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC

Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at London Inter-Bank Offered Rate (“LIBOR”) plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the nine months ended September 30, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.87%.

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

During the nine months ended September 30, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.03%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

As modified by the Fourth Amendment, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). At September 30, 2021, there were $321.0 million of revolving credit loans outstanding on the Revolving Credit Facility, which are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2021, there were no borrowings outstanding subject to the Sweep Arrangement.

As of September 30, 2021, the availability under the Revolving Credit Facility was $62.2 million, subject to our leverage covenant limitation, with $14.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The Credit Agreement also contains financial maintenance covenants, a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio. Except as further modified by the Third Amendment and Fourth Amendment as described above, our consolidated total net leverage ratio as of the last day of each fiscal quarter may not exceed 4.50:1:00. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00. At September 30, 2021, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $450.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remained probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date was amortized as additional interest expense over its original maturity.

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

Changes to closure and post-closure obligations consisted of the following:

	Three Months Ended	Nine Months Ended
$s in thousands	September 30, 2021	September 30, 2021
Closure and post-closure obligations, beginning of period	$97,524	$95,869
Accretion expense	1,198	3,571
Payments	(337)	(1,104)
Foreign currency translation	(44)	5
Closure and post-closure obligations, end of period	98,341	98,341
Less current portion	(8,234)	(8,234)
Long-term portion	$90,107	$90,107

NOTE 13.   INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the Annual Effective Tax Rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2021. We determined that since relatively small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, that the historical method would not provide a reliable estimate for the nine months ended September 30, 2021.

Income tax expense for the three months ended September 30, 2021 was $2.5 million, resulting in an effective tax rate of 27.4%. Income tax benefit for the three months ended September 30, 2020 was $1.5 million resulting in an effective tax rate of (29.9)%. Income tax expense for the nine months ended September 30, 2021 was $1.3 million, resulting in an effective tax rate of 43.2%. Income tax expense for the nine months ended September 30, 2020 was $542,000, resulting in an effective tax rate of (0.2)%. The increase in our effective tax rate for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to non-deductible goodwill impairment charges incurred during the nine months ended September 30, 2020, and lower pre-tax earnings, excluding impairments, for the nine months ended September 30, 2021, which resulted in income tax expense from the year-to-date earnings of our foreign operations, partially offset by an income tax benefit from the year-to-date loss of our U.S. operations.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $277,000 and $239,000 as of September 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $277,000 to the provision for income taxes. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded in Interest expense and Selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were not significant. There is no accrual for penalties.

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

NOTE 14.   EARNINGS (LOSS) PER SHARE

	Three Months Ended September 30,
	2021		2020
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income	$6,732	$6,732	$6,319	$6,319
Weighted average basic shares outstanding	31,151	31,151	31,069	31,069

Dilutive effect of share-based awards and warrants		249		255
Weighted average diluted shares outstanding		31,400		31,324

Earnings per share	$0.22	$0.21	$0.20	$0.20
Anti-dilutive shares excluded from calculation		4,404		4,233

	Nine Months Ended September 30,
	2021		2020
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net income (loss)	$1,773	$1,773	$(296,950)	$(296,950)
Weighted average basic shares outstanding	31,131	31,131	31,142	31,142

Dilutive effect of share-based awards		246		—
Weighted average diluted shares outstanding		31,377		31,142

Earnings (loss) per share	$0.06	$0.06	$(9.54)	$(9.54)
Anti-dilutive shares excluded from calculation		4,333		4,208

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

The Omnibus Plan expires on March 31, 2031 and authorizes 3,272,000 shares of common stock for grant over the life of the Omnibus Plan. As of September 30, 2021, 2,014,301 shares of common stock remain available for grant under the Omnibus Plan.

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

Performance Share Units (“PSUs”), Restricted Stock and Restricted Stock Units (“RSUs”)

A summary of our PSU, restricted stock and RSU activity for the nine months ended September 30, 2021 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2020	86,070	$49.45	72,766	$51.47	147,243	$39.92
Granted	—	—	84,800	36.49	62,759	39.33
Vested	(14,100)	63.56	(47,002)	47.08	(55,876)	42.03
Cancelled, expired or forfeited	—	—	—	—	(13,453)	44.57
Outstanding as of September 30, 2021	71,970	$46.69	110,564	$41.85	140,673	$38.38

During the nine months ended September 30, 2021, 14,100 PSUs vested and PSU holders earned zero shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2021 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2020	357,033	$49.93
Granted	205,800	35.30
Outstanding as of September 30, 2021	562,833	$44.58
Exercisable as of September 30, 2021	299,568	$48.29

Treasury Stock

During the nine months ended September 30, 2021, the Company repurchased 12,788 shares of the Company’s common stock in connection with the net share settlement of employee equity awards at an average cost of $36.33.

Warrants

At September 30, 2021, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of common stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity.

Dividends

On March 31, 2020, the Board of Directors approved a plan to suspend quarterly cash dividends, beginning with the second quarter of 2020. The Company did not pay dividends during the nine months ended September 30, 2021 and paid dividends of $0.18 per common share during the nine months ended September 30, 2020.

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

In September 2021, Robert Dell, a Marine Technician for NRC from June 2021 to September 2021, filed a class action complaint against US Ecology in the Alameda Superior Court for the State of California (Robert Dell et. al. v. US Ecology Illinois, Inc., US Ecology, Inc., and US Ecology Vernon, Inc.) alleging the failure by the defendants to pay wages and/or overtime, failure to provide accurate itemized wage statements, and failure to provide meal and rest breaks as required by California law. Further, Mr. Dell has put the Labor & Workforce Development Agency on notice in an effort to exhaust administrative remedies and enable him to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. Given the recency of the filing, the Company has not yet filed a response to Mr. Dell’s complaint. The Company believes that Mr. Dell’s claims lack merit and intends to vigorously defend this action. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

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

NOTE 17.   OPERATING SEGMENTS

Financial Information by Segment

Effective in the fourth quarter of 2020, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Under our new structure our operations are now managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended September 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$115,201	$131,582	$10,399	$—	$257,182
Depreciation, amortization and accretion	$10,500	$11,062	$5,334	$786	$27,682
Capital expenditures	$10,693	$6,221	$481	$1,521	$18,916
Total assets	$786,686	$749,617	$215,997	$66,623	$1,818,923

	Three Months Ended September 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$107,249	$125,715	$5,178	$—	$238,142
Depreciation, amortization and accretion	$10,377	$12,129	$5,566	$820	$28,892
Capital expenditures	$5,189	$2,531	$1,270	$177	$9,167
Total assets	$754,235	$859,511	$234,992	$97,557	$1,946,295

	Nine Months Ended September 30, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$327,708	$374,491	$24,375	$—	$726,574
Depreciation, amortization and accretion	$32,905	$33,794	$15,108	$2,360	$84,167
Capital expenditures	$31,553	$10,426	$1,233	$2,135	$45,347
Total assets	$786,686	$749,617	$215,997	$66,623	$1,818,923

	Nine Months Ended September 30, 2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$319,684	$343,217	$29,879	$—	$692,780
Depreciation, amortization and accretion	$31,119	$36,420	$16,729	$2,187	$86,455
Capital expenditures	$22,343	$12,997	$5,719	$4,065	$45,124
Total assets	$754,235	$859,511	$234,992	$97,557	$1,946,295

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

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net income (loss) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2021	2020	2021	2020
Net income (loss)	$6,732	$6,319	$1,773	$(296,950)
Income tax expense (benefit)	2,535	(1,456)	1,348	542
Interest expense	7,144	7,964	22,022	25,127
Interest income	(485)	(9)	(1,148)	(251)
Foreign currency (gain) loss	(341)	421	385	155
Other income	(114)	(86)	(4,020)	(382)
Goodwill impairment charges	—	—	—	300,300
Depreciation and amortization of plant and equipment	17,898	18,435	54,095	54,831
Amortization of intangible assets	8,586	9,178	26,501	27,812
Share-based compensation	1,713	1,773	5,748	4,861
Accretion and non-cash adjustment of closure & post-closure liabilities	1,198	1,279	3,571	3,812
Business development and integration expenses	523	1,627	2,528	7,507
Adjusted EBITDA	$45,389	$45,445	$112,803	$127,364

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
$s in thousands	2021	2020	2021	2020
Waste Solutions	$43,439	$45,556	$123,528	$134,540
Field Services	21,507	24,362	55,810	57,869
Energy Waste	3,497	90	7,063	4,163
Corporate	(23,054)	(24,563)	(73,598)	(69,208)
Total	$45,389	$45,445	$112,803	$127,364

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	September 30,	December 31,
$s in thousands	2021	2020
United States	$856,670	$882,639
Canada	65,616	68,623
EMEA	15,946	18,042
Other (1)	10,124	11,321
Total long-lived assets, net	$948,356	$980,625
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of September 30, 2021, the related consolidated statements of operations, comprehensive income, and stockholders’ equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

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

Effective in the fourth quarter of 2020, we made changes to the manner in which we manage our business, make operating decisions and assess our performance. The energy waste business that was acquired through the NRC Merger now comprises our Energy Waste segment. Prior to this change, the energy waste business was included in the Waste Solutions segment (formerly “Environmental Services”). Throughout this Quarterly Report on Form 10-Q, all periods presented have been recast to reflect these changes. Under our new structure our operations are now managed in three reportable segments reflecting our internal management reporting structure and nature of services offered as follows:

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

The composition of the Waste Solutions segment T&D revenues by waste generator industry for the three and nine months ended September 30, 2021 and 2020 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended September 30,
Generator Industry	2021	2020
Chemical Manufacturing	15%	19%
Metal Manufacturing	14%	15%
General Manufacturing	14%	11%
Broker / TSDF	12%	11%
Government	8%	9%
Refining	7%	5%
Waste Management & Remediation	5%	3%
Utilities	4%	8%
Transportation	3%	3%
Mining, Exploration and Production	3%	2%
Other (2)	15%	14%

	% of Treatment and Disposal Revenue (1) for the
	Nine Months Ended September 30,
Generator Industry	2021	2020
Chemical Manufacturing	17%	20%
Metal Manufacturing	16%	15%
Broker / TSDF	12%	12%
General Manufacturing	12%	11%
Government	8%	8%
Refining	6%	6%
Utilities	4%	6%
Transportation	4%	4%
Waste Management & Remediation	4%	3%
Mining, Exploration and Production	3%	2%
Other (2)	14%	13%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended September 30, 2021, Base Business revenue increased 11% compared to the three months ended September 30, 2020. For the three months ended September 30, 2021, approximately 76% of our total T&D revenue was derived from our Base Business, up from 70% for the three months ended September 30, 2020. For the nine months ended September 30, 2021, Base Business revenue increased 5% compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021, approximately 76% of our total T&D revenue was derived from our Base Business, up from 72% for the nine months ended September 30, 2020. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended September 30, 2021, approximately 24% of our total T&D revenue was derived from Event Business projects, down from 30% for the three months ended September 30, 2020. For the three months ended September 30, 2021, Event Business revenue decreased 18% compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, approximately 24% of our total T&D revenue was derived from Event Business projects, down from 28% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, Event Business revenue decreased 14% compared to the nine months ended September 30, 2020. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

COVID-19 PANDEMIC UPDATE

The COVID-19 pandemic continued to affect our business through the third quarter of 2021. The impact of temporary closures and staff reductions by industrial facilities has resulted in delays in mobilization and in regulatory approvals at our customers’ sites. Although we have seen evidence of volume recovery in the first nine months of 2021 as the economy continues to rebound and industrial facilities return to pre-pandemic levels of production, we have experienced cost and inflationary pressures in areas such as labor and supplies. We have also experienced, and expect to continue to experience, delays and deferments of some of our field services as our customers continue to limit on-site visitation and delay noncritical services based on business conditions. While uncertainty caused by the COVID-19 pandemic remains, including the spread of new variants of the virus and government and private sector responses to prevent and manage the disease, we expect to continue to see improvements in our business as vaccines become more widely available and vaccination rates increase.

The impact of the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2020

Operating results and percentage of revenues were as follows:

	Three Months Ended September 30,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$115,201	45%	$107,249	45%	$7,952	7%
Field Services	131,582	51%	125,715	53%	5,867	5%
Energy Waste	10,399	4%	5,178	2%	5,221	101%
Total	$257,182	100%	$238,142	100%	$19,040	8%
Gross Profit
Waste Solutions	$39,548	34%	$41,518	39%	$(1,970)	(5)%
Field Services	22,164	17%	24,938	20%	(2,774)	(11)%
Energy Waste	1,442	14%	(2,163)	(42)%	3,605	(167)%
Total	$63,154	25%	$64,293	27%	$(1,139)	(2)%
Selling, General & Administrative Expenses
Waste Solutions	$6,672	6%	$6,407	6%	$265	4%
Field Services	11,761	9%	13,637	11%	(1,876)	(14)%
Energy Waste	3,301	32%	3,277	63%	24	1%
Corporate	25,949	n/m	27,819	n/m	(1,870)	(7)%
Total	$47,683	19%	$51,140	21%	$(3,457)	(7)%
Adjusted EBITDA
Waste Solutions	$43,439	38%	$45,556	42%	$(2,117)	(5)%
Field Services	21,507	16%	24,362	19%	(2,855)	(12)%
Energy Waste	3,497	34%	90	2%	3,407	3,786%
Corporate	(23,054)	n/m	(24,563)	n/m	1,509	(6)%
Total	$45,389	18%	$45,445	19%	$(56)	(0)%

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

	Three Months Ended September 30,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net income	$6,732	$6,319	$413	7%
Income tax expense (benefit)	2,535	(1,456)	3,991	(274)%
Interest expense	7,144	7,964	(820)	(10)%
Interest income	(485)	(9)	(476)	5,289%
Foreign currency (gain) loss	(341)	421	(762)	(181)%
Other income	(114)	(86)	(28)	33%
Depreciation and amortization of plant and equipment	17,898	18,435	(537)	(3)%
Amortization of intangible assets	8,586	9,178	(592)	(6)%
Share-based compensation	1,713	1,773	(60)	(3)%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,198	1,279	(81)	(6)%
Business development and integration expenses	523	1,627	(1,104)	(68)%
Adjusted EBITDA	$45,389	$45,445	$(56)	(0)%

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

Revenue

Total revenue increased 8% to $257.2 million for the third quarter of 2021 compared with $238.1 million for the third quarter of 2020.

Waste Solutions

Waste Solutions segment revenue increased 7% to $115.2 million for the third quarter of 2021, compared to $107.2 million for the third quarter of 2020. T&D revenue increased 5% compared to the third quarter of 2020, primarily as a result of an 11% increase in Base Business revenue, partially offset by an 18% decrease in project-based Event Business revenue. Transportation and logistics service revenue increased 20% compared to the third quarter of 2020, primarily reflecting Event Business projects utilizing more of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities increased approximately 9% for the third quarter of 2021 compared to third quarter of 2020. Tons of waste disposed of or processed at our landfills increased approximately 13% for the third quarter of 2021 compared to the third quarter of 2020.

T&D revenue from recurring Base Business waste generators increased 11% for the third quarter of 2021 compared to the third quarter of 2020 and comprised 76% of total T&D revenue for the third quarter of 2021. Comparing the third quarter of 2021 to the third quarter of 2020, increases in Base Business T&D revenue primarily from the metal manufacturing, chemical manufacturing, refining, mining, exploration & production and transportation industry groups were partially offset by a decrease in Base Business T&D revenue primarily from the utilities industry group.

T&D revenue from Event Business waste generators decreased 18% for the third quarter of 2021 compared to the third quarter of 2020 and comprised 24% of total T&D revenue for the third quarter of 2021. Comparing the third quarter of 2021 to the third quarter of 2020, decreases in Event Business T&D revenue primarily from the chemical manufacturing, utilities, metal manufacturing and government industry groups were partially offset by increases in Event Business T&D revenue from the Other, waste management & remediation and general manufacturing industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the third quarter of 2021 as compared to the third quarter of 2020:

Treatment and Disposal Revenue Growth
Three Months Ended September 30, 2021 vs.
Three Months Ended September 30, 2020
Mining, Exploration & Production	52%
Waste Management & Remediation	44%
Refining	42%
Other	31%
General Manufacturing	22%
Transportation	11%
Broker / TSDF	5%
Metal Manufacturing	-3%
Government	-12%
Chemical Manufacturing	-20%
Utilities	-57%

Field Services

Field Services segment revenue increased 5% to $131.6 million for the third quarter of 2021 compared with $125.7 million for the third quarter of 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Remediation, Treatment & Disposal, Small Quantity Generation and Industrial Services business lines, partially offset by lower revenues from our Transportation and Logistics and Emergency Response business lines.

Energy Waste

Energy Waste segment revenue increased 101% to $10.4 million for the third quarter of 2021 compared with $5.2 million for the third quarter of 2020, primarily attributable to a partial recovery in energy markets and increases in energy-related exploration and production activities in the markets we serve.

Gross Profit

Total gross profit decreased 2% to $63.2 million for the third quarter of 2021, down from $64.3 million for the third quarter of 2020. Total gross margin was 25% for the third quarter of 2021 compared with 27% for the third quarter of 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 5% to $39.5 million for the third quarter of 2021, down from $41.5 million for the third quarter of 2020. Total segment gross margin for the third quarter of 2021 was 34% compared with 39% for the third quarter of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix and higher supplies and waste handling expenses, partially offset by higher volumes, in the third quarter of 2021 compared with the third quarter of 2020. T&D gross margin was 40% for the third quarter of 2021 compared with 43% for the third quarter of 2020.

Field Services

Field Services segment gross profit decreased 11% to $22.2 million for the third quarter of 2021, down from $24.9 million for the third quarter of 2020. Total segment gross margin was 17% for the third quarter of 2021 compared with 20% for the third quarter of 2020. The decrease in segment gross margin was primarily attributable to higher subcontracted services and supplies expenses and a less favorable service mix in the third quarter of 2021 compared with the third quarter of 2020.

Energy Waste

Energy Waste segment gross profit was $1.4 million for the third quarter of 2021 compared to a gross loss of $2.2 million for the third quarter of 2020. Total segment gross margin was 14% for the third quarter of 2021 compared with (42)% for the third quarter of 2020. The increase in segment gross margin was primarily attributable to higher revenues combined with improved operating leverage due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased 7% to $47.7 million, or 19% of total revenue, for the third quarter of 2021, down from $51.1 million, or 21% of total revenue, for the third quarter of 2020.

Waste Solutions

Waste Solutions segment SG&A increased 4% to $6.7 million, or 6% of segment revenue, for the third quarter of 2021 compared with $6.4 million, or 6% of segment revenue, for the third quarter of 2020.

Field Services

Field Services segment SG&A decreased 14% to $11.8 million, or 9% of segment revenue, for the third quarter of 2021 compared with $13.6 million, or 11% of segment revenue, for the third quarter of 2020. The decrease in segment SG&A was primarily attributable to lower business development and integration expenses, lower insurance costs, lower intangible asset amortization expense, higher gains on disposition of assets and lower employee labor and benefits costs, partially offset by higher bad debt expenses.

Energy Waste

Energy Waste segment SG&A increased 1% to $3.3 million, or 32% of segment revenue, for the third quarter of 2021 compared with $3.3 million, or 63% of segment revenue, for the third quarter of 2020. The decrease in segment SG&A as a percentage of revenue was primarily attributable to higher revenues and improved operating leverage due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Corporate

Corporate SG&A decreased 7% to $25.9 million, or 10% of total revenue, for the third quarter of 2021 compared with $27.8 million, or 12% of total revenue, for the third quarter of 2020. The decrease in Corporate SG&A primarily reflects lower employee incentive compensation costs, lower insurance costs and lower business development and integration expenses, partially offset by higher employee labor and benefits costs and higher travel-related expenses in the third quarter of 2021 compared to the third quarter of 2020.

Components of Adjusted EBITDA

Income tax expense (benefit)

Income tax expense for the third quarter of 2021 was $2.5 million, resulting in a consolidated effective income tax rate of 27.4%. Income tax benefit for the third quarter of 2020 was $1.5 million, resulting in a consolidated effective income tax rate of (29.9)%. We used a discrete effective tax rate method to calculate taxes for the nine months ended September 30, 2021. For additional information on our consolidated effective income tax rate, see Note 13 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Interest expense

Interest expense was $7.1 million for the third quarter of 2021 compared with $8.0 million for the third quarter of 2020. The decrease is primarily the result lower outstanding debt levels and lower interest expense amortization related to terminated swap agreements in the third quarter of 2021 compared to the third quarter of 2020.

Foreign currency (gain) loss

We recognized a $341,000 foreign currency gain for the third quarter of 2021 compared with a $421,000 foreign currency loss for the third quarter of 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2021, we had $12.7 million of intercompany loans subject to currency revaluation.

Other income

Other income was $114,000 for the third quarter of 2021 compared with other income of $86,000 for the third quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense decreased 3% to $17.9 million for the third quarter of 2021 compared with $18.4 million for the third quarter of 2020.

Amortization of intangible assets

Intangible assets amortization expense decreased 6% to $8.6 million for the third quarter of 2021 compared with $9.2 million for the third quarter of 2020.

Share-based compensation

Share-based compensation expense decreased 3% to $1.7 million for the third quarter of 2021 compared with $1.8 million for the third quarter of 2020.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 6% to $1.2 million for the third quarter of 2021 compared with $1.3 million for the third quarter of 2020.

Business development and integration expenses

Business development and integration expenses decreased 68% to $523,000 in the third quarter of 2021, compared to $1.6 million in the third quarter of 2020, primarily attributable to lower NRC Merger integration expenses incurred in the third quarter of 2021 compared to the third quarter of 2020.

NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2020

Operating results and percentage of revenues were as follows:

	Nine Months Ended September 30,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$327,708	45%	$319,684	46%	$8,024	3%
Field Services	374,491	52%	343,217	50%	31,274	9%
Energy Waste	24,375	3%	29,879	4%	(5,504)	(18)%
Total	$726,574	100%	$692,780	100%	$33,794	5%
Gross Profit
Waste Solutions	$110,165	34%	$123,042	38%	$(12,877)	(10)%
Field Services	58,549	16%	57,973	17%	576	1%
Energy Waste	1,866	8%	737	2%	1,129	153%
Total	$170,580	23%	$181,752	26%	$(11,172)	(6)%
Selling, General & Administrative Expenses
Waste Solutions	$19,743	6%	$19,841	6%	$(98)	(0)%
Field Services	36,819	10%	37,869	11%	(1,050)	(3)%
Energy Waste	9,975	41%	13,457	45%	(3,482)	(26)%
Corporate	83,683	n/m	82,044	n/m	1,639	2%
Total	$150,220	21%	$153,211	22%	$(2,991)	(2)%
Adjusted EBITDA
Waste Solutions	$123,528	38%	$134,540	42%	$(11,012)	(8)%
Field Services	55,810	15%	57,869	17%	(2,059)	(4)%
Energy Waste	7,063	29%	4,163	14%	2,900	70%
Corporate	(73,598)	n/m	(69,208)	n/m	(4,390)	6%
Total	$112,803	16%	$127,364	18%	$(14,561)	(11)%

Adjusted EBITDA

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill impairment charges, business development and integration expenses and other income/expense. The reconciliation of Net income (loss) to Adjusted EBITDA is as follows:

	Nine Months Ended September 30,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net income (loss)	$1,773	$(296,950)	$298,723	(101)%
Income tax expense	1,348	542	806	149%
Interest expense	22,022	25,127	(3,105)	(12)%
Interest income	(1,148)	(251)	(897)	357%
Foreign currency loss	385	155	230	148%
Other income	(4,020)	(382)	(3,638)	952%
Goodwill impairment charges	—	300,300	(300,300)	(100)%
Depreciation and amortization of plant and equipment	54,095	54,831	(736)	(1)%
Amortization of intangible assets	26,501	27,812	(1,311)	(5)%
Share-based compensation	5,748	4,861	887	18%
Accretion and non-cash adjustment of closure & post-closure liabilities	3,571	3,812	(241)	(6)%
Business development and integration expenses	2,528	7,507	(4,979)	(66)%
Adjusted EBITDA	$112,803	$127,364	$(14,561)	(11)%

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

Revenue

Total revenue increased 5% to $726.6 million for the first nine months of 2021 compared with $692.8 million for the first nine months of 2020.

Waste Solutions

Waste Solutions segment revenue increased 3% to $327.7 million for the first nine months of 2021, compared to $319.7 million for the first nine months of 2020. T&D revenue increased 2% compared to the first nine months of 2020, primarily as a result of a 5% increase in Base Business revenue, partially offset by a 14% decrease in project-based Event Business revenue. Transportation and logistics service revenue increased 6% compared to the first nine months of 2020, primarily reflecting Event Business projects utilizing more of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased approximately 4% for the first nine months of 2021 compared to the first nine months of 2020. Tons of waste disposed of or processed at our landfills increased approximately 5% for the first nine months of 2021 compared to the first nine months of 2020.

T&D revenue from recurring Base Business waste generators increased 5% for the first nine months of 2021 compared to the first nine months of 2020 and comprised 76% of total T&D revenue for the first nine months of 2021. Comparing the first nine months of 2021 to the first nine months of 2020, increases in Base Business T&D revenue primarily from the metal manufacturing, mining, exploration & production, chemical manufacturing and general manufacturing industry groups were partially offset by decreases in Base Business T&D revenue primarily from the refining and utilities industry groups.

T&D revenue from Event Business waste generators decreased 14% for the first nine months of 2021 compared to the first nine months of 2020 and comprised 24% of total T&D revenue for the first nine months of 2021. Comparing the first nine months of 2021 to the first nine months of 2020, decreases in Event Business T&D revenue primarily from the chemical manufacturing, utilities and transportation industry groups were partially offset by increases in Event Business T&D revenue primarily from the Other, waste management & remediation and general manufacturing industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the first nine months of 2021 as compared to the first nine months of 2020:

Treatment and Disposal Revenue Growth
Nine Months Ended September 30, 2021 vs.
Nine Months Ended September 30, 2020
Mining, Exploration & Production	77%
Waste Management & Remediation	50%
Other	17%
Metal Manufacturing	9%
General Manufacturing	7%
Government	-1%
Broker / TSDF	-1%
Refining	-5%
Chemical Manufacturing	-17%
Transportation	-17%
Utilities	-44%

Field Services

Field Services segment revenue increased 9% to $374.5 million for the first nine months of 2021 compared with $343.2 million for the first nine months of 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Remediation, Small Quantity Generation, Treatment & Disposal and Total Waste Management business lines, partially offset by lower revenues from our Transportation and Logistics, Other and Emergency Response business lines.

Energy Waste

Energy Waste segment revenue decreased 18% to $24.4 million for the first nine months of 2021 compared with $29.9 million for the first nine months of 2020, primarily attributable to declines in the energy markets and impacts from the COVID-19 pandemic.

Gross Profit

Total gross profit decreased 6% to $170.6 million for the first nine months of 2021, down from $181.8 million for the first nine months of 2020. Total gross margin was 23% for the first nine months of 2021 compared with 26% for the first nine months of 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 10% to $110.2 million for the first nine months of 2021, down from $123.0 million for the first nine months of 2020. Total segment gross margin for the first nine months of 2021 was 34% compared with 38% for the first nine months of 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix and higher supplies and waste handling expenses for the first nine months of 2021 compared to the first nine months of 2020. T&D gross margin was 38% for the first nine months of 2021 compared with 43% for the first nine months of 2020.

Field Services

Field Services segment gross profit increased 1% to $58.5 million for the first nine months of 2021, up from $58.0 million for the first nine months of 2020. Total segment gross margin was 16% for the first nine months of 2021 compared with 17% for the first nine months of 2020.

Energy Waste

Energy Waste segment gross profit increased 153% to $1.9 million for the first nine months of 2021, up from $737,000 for the first nine months of 2020. Total segment gross margin was 8% for the first nine months of 2021 compared with 2% for the first nine months of 2020. The increase in segment gross margin was primarily attributable to improved operating leverage in the first nine months of 2021 due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased 2% to $150.2 million, or 21% of total revenue, for the first nine months of 2021, down from $153.2 million, or 22% of total revenue, for the first nine months of 2020.

Waste Solutions

Waste Solutions segment SG&A was $19.7 million, or 6% of segment revenue, for the first nine months of 2021 compared with $19.8 million, or 6% of segment revenue, for the first nine months of 2020.

Field Services

Field Services segment SG&A decreased 3% to $36.8 million, or 10% of segment revenue, for the first nine months of 2021 compared with $37.9 million, or 11% of segment revenue, for the first nine months of 2020. Field Services segment SG&A for the first nine months of 2020 includes $3.2 million of gains associated with the settlement and changes in fair value of contingent consideration liabilities. Excluding the impact of these gains, segment SG&A decreased 10% for the first nine months of 2021 compared with the first nine months of 2020, primarily attributable to lower employee labor and benefits costs, lower business development and integration expenses, lower insurance costs and higher gains on disposition of assets.

Energy Waste

Energy Waste segment SG&A decreased 26% to $10.0 million, or 41% of segment revenue, for the first nine months of 2021 compared with $13.5 million, or 45% of segment revenue, for the first nine months of 2020. The decrease in segment SG&A was primarily attributable to lower costs in the first nine months of 2021 due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Corporate

Corporate SG&A increased 2% to $83.7 million, or 12% of total revenue, for the first nine months of 2021 compared with $82.0 million, or 12% of total revenue, for the first nine months of 2020. The increase in Corporate SG&A primarily reflects higher employee labor and benefit costs, lower bad debt recoveries, higher information technology and software expenses and higher consulting and professional services expense, partially offset by lower business development and integration expenses and lower office and safety supplies expenses in the first nine months of 2021 compared to the first nine months of 2020.

Components of Adjusted EBITDA

Income tax expense

Income tax expense for the first nine months of 2021 was $1.3 million, resulting in a consolidated effective income tax rate of 43.2%. Income tax expense for the first nine months of 2020 was $542,000, resulting in a consolidated effective income tax rate of (0.2)%. The increase in our effective tax rate for the first nine months of 2021 compared to the first nine months of 2020 was primarily due to non-deductible goodwill impairment charges incurred during the first nine months of 2020, and lower pre-tax earnings, excluding impairments, for the first nine months of 2021, which resulted in income tax expense from the year-to-date earnings of our foreign operations, partially offset by an income tax benefit from the year-to-date loss of our U.S. operations.

Interest expense

Interest expense was $22.0 million for the first nine months of 2021 compared with $25.1 million for the first nine months of 2020. The decrease is primarily the result of the impact of lower interest rates on the variable portion of our outstanding debt as well as lower outstanding debt levels in the first nine months of 2021 compared to the first nine months of 2020.

Foreign currency loss

We recognized a $385,000 foreign currency loss for the first nine months of 2021 compared with a $155,000 foreign currency loss for the first nine months of 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the CAD as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At September 30, 2021, we had $12.7 million of intercompany loans subject to currency revaluation.

Other income

Other income was $4.0 million for the first nine months of 2021 compared with other income of $382,000 for the first nine months of 2020. In the first quarter of 2021, the company recognized a gain of $3.5 million related to the change in the fair value of a minority interest investment.

Goodwill impairment charges

We performed an interim assessment of the fair value of certain reporting units as of March 31, 2020. Based on the results of the assessment, we recognized goodwill impairment charges of $300.3 million in the first quarter of 2020.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense decreased 1% to $54.1 million for the first nine months of 2021 compared with $54.8 million for the first nine months of 2020.

Amortization of intangible assets

Intangible assets amortization expense decreased 5% to $26.5 million for the first nine months of 2021 compared with $27.8 million for the first nine months of 2020.

Share-based compensation

Share-based compensation expense increased 18% to $5.7 million for the first nine months of 2021 compared with $4.9 million for the first nine months of 2020, primarily reflecting an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities decreased 6% to $3.6 million for the first nine months of 2021 compared with $3.8 million for the first nine months of 2020.

Business development and integration expenses

Business development and integration expenses decreased 66% to $2.5 million for the first nine months of 2021, compared to $7.5 million for the first nine months of 2020, primarily attributable to lower NRC Merger integration expenses incurred in the first nine months of 2021 compared to the first nine months of 2020.

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

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At September 30, 2021, we had $71.4 million in unrestricted cash and cash equivalents immediately available and $62.2 million of borrowing capacity, subject to our leverage covenant limitation, available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 29, 2021, Predecessor US Ecology amended the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026. The Credit Agreement was also amended to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. See additional information on the Fourth Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $77.0 million. This primarily reflects net income of $1.8 million, non-cash depreciation, amortization and accretion of $84.2 million, an increase in accounts payable and accrued liabilities of $20.7 million, share-based compensation expense of $5.7 million, and an increase deferred revenue of $2.2 million, partially offset by an increase in accounts receivable of $19.1 million, an increase in other assets of $7.1 million, deferred incomes taxes of $3.8 million, a gain of $3.5 million related to a change in the fair value of a minority interest investment and a decrease in accrued salaries and benefits of $3.2 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The increase in other assets is primarily attributable to prepaid insurance costs associated with our annual renewal process. The decrease in accrued salaries and benefits is primarily attributable to lower accrued employee-incentive compensation. The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services and waste that has been received but not yet treated or disposed at the end of the period.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 90 days as of September 30, 2021, compared to 86 days as of December 31, 2020, and 87 days as of September 30, 2020.

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

Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities was $41.5 million, primarily related to capital expenditures of $45.3 million and a $712,000 investment in the preferred stock of a privately held company, partially offset by $2.4 million in proceeds from the sale of property and equipment and net proceeds from the purchase and sale of restricted investments of $2.2 million. Capital projects consisted primarily of landfill cell development and infrastructure upgrades at our operating facilities.

For the nine months ended September 30, 2020, net cash used in investing activities was $46.4 million, primarily related to capital expenditures of $45.1 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities

For the nine months ended September 30, 2021, net cash used in financing activities was $37.7 million, consisting primarily of $26.0 million in payments on our revolving credit facility, $4.3 million in payments on our equipment financing obligations, $3.4 million in quarterly payments on our term loan and $2.6 million in payments to settle acquired contingent consideration liabilities. Quarterly cash dividends have been suspended and no dividends were paid in the first nine months of 2021.

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

During the nine months ended September 30, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.03%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $450.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2021.

As modified by the Fourth Amendment as described herein, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At September 30, 2021, there were $321.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due upon the earliest to occur of (i) June 29, 2026 (or, with respect to any lender, such later date as requested by us and accepted by such lender), (ii) the date of termination of the entire revolving credit commitment (as defined in the Credit Agreement) by us, and (iii) the date of termination of the revolving credit commitment and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of September 30, 2021, there were no in borrowings outstanding subject to the Sweep Arrangement.

As of September 30, 2021, the availability under the Revolving Credit Facility was $62.2 million, subject to our leverage covenant limitation, with $14.7 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and the Second Amendment to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the nine months ended September 30, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.87%.

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

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $450.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of September 30, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. For more information, see Note 11 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the nine months ended September 30, 2021. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At September 30, 2021, $3.8 million of restricted cash was invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

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

As of September 30, 2021, there were $321.0 million of Revolving Credit Facility loans, and $442.1 million of Term Loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the Term Loan.

Based on the outstanding indebtedness under the Credit Agreement on September 30, 2021 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.3 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the nine months ended September 30, 2021, we recorded approximately $58.5 million, or 8%, of our revenue in Canada, $35.1 million, or 5%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At September 30, 2021, we had $12.7 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the nine months ended September 30, 2021, the CAD strengthened as compared to the USD resulting in a $155,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of September 30, 2021, a $0.01 CAD increase or decrease in currency rate compared to the USD at September 30, 2021 would have generated a gain or loss of approximately $127,000 for the nine months ended September 30, 2021.

We had a total pre-tax foreign currency loss of $385,000 for the nine months ended September 30, 2021. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

In September 2021, Robert Dell, a Marine Technician for NRC from June 2021 to September 2021, filed a class action complaint against US Ecology in the Alameda Superior Court for the State of California (Robert Dell et. al. v. US Ecology Illinois, Inc., US Ecology, Inc., and US Ecology Vernon, Inc.) alleging the failure by the defendants to pay wages and/or overtime, failure to provide accurate itemized wage statements, and failure to provide meal and rest breaks as required by California law. Further, Mr. Dell has put the Labor & Workforce Development Agency on notice in an effort to exhaust administrative remedies and enable him to bring an additional claim under the California Labor Code Private Attorneys General Act, which permits an employee to assert a claim for violations of certain California Labor Code provisions on behalf of all aggrieved employees to recover statutory penalties. Given the recency of the filing, the Company has not yet filed a response to Mr. Dell’s complaint. The Company believes that Mr. Dell’s claims lack merit and intends to vigorously defend this action. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

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

The following table summarizes the purchases of shares of our common stock during the nine months ended September 30, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2021 (1)	12,788	$36.33	—	$—
February 1 to 28, 2021	—	—	—	—
March 1 to 31, 2021	—	—	—	—
April 1 to 30, 2021	—	—	—	—
May 1 to 31, 2021	—	—	—	—
June 1 to 30, 2021	—	—	—	—
July 1 to 31, 2021	—	—	—	—
August 1 to 31, 2021	—	—	—	—
September 1 to 30, 2021	—	—	—	—
Total	12,788	$36.33	—	$—
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

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

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: November 5, 2021	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer