Form 10-K
period 2021-12-31
US Ecology, Inc.
filed 2022-02-28
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s voting stock held by non-affiliates on June 30, 2021 was approximately $1.17 billion based on the closing price of $37.52 per share as reported on the Nasdaq Global Select Market System.

At February 22, 2022, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.

The registrant’s definitive proxy statement for use in connection with the Annual Meeting of Stockholders to be held on or about May 23, 2022 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2021, portions of which are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for the Company’s services, the impact on our business of the proposed merger with Republic Services, Inc. and our ability to complete the proposed merger in a timely manner, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include developments related to the COVID-19 pandemic, fluctuations in commodity markets related to our business, the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, potential liability in connection with providing oil spill response services and waste disposal services, the effect of existing or future laws and regulations related to greenhouse gases and climate change, the effect of our failure to comply with U.S. or foreign anti-bribery laws, the effect of compliance with laws and regulations, an accident at one of our facilities, incidents arising out of the handling of dangerous substances, our failure to maintain an acceptable safety record, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, the effect of changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement thereto, risks associated with our international operations, the impact of changes to U.S. tariff and import and export regulations, a change in our classification as an Oil Spill Removal Organization, cyber security threats, unanticipated changes in tax rules and regulations, loss of key personnel, a deterioration in our labor relations or labor disputes, our reliance on contractors to provide emergency response services, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets and foreign affairs, our integration of acquired businesses, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, the failure of the warrants to be in the money or their expiration worthless and risks related to our compliance with maritime regulations (including the Jones Act).

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in this report could harm our business, prospects, operating results and financial condition.

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

ITEM 1. BUSINESS

General

The table below contains definitions that are used throughout this Annual Report on Form 10-K.

Term	Meaning
US Ecology, the Company, “we,” “our,” “us”	US Ecology, Inc., and its subsidiaries
AEA	Atomic Energy Act of 1954, as amended
CEPA	Canadian Environmental Protection Act (1999)
CERCLA or “Superfund”	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CWA	Clean Water Act of 1977
LARM	Low-activity radioactive material exempt from federal Atomic Energy Act regulation for disposal
LLRW	Low-level radioactive waste regulated under the federal Atomic Energy Act for disposal
NORM/NARM	Naturally occurring and accelerator produced radioactive material
NPDES	National Pollutant Discharge Elimination System
OPA-90	The Oil Pollution Act of 1990
OSRO	Oil Spill Removal Organization
PCBs	Polychlorinated biphenyls
Predecessor US Ecology	US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.), the predecessor to US Ecology
QEQA	Québec Environmental Quality Act
RCRA	Resource Conservation and Recovery Act of 1976
Republic	Republic Services, Inc.
RRC	Railroad Commission of Texas
TSCA	Toxic Substances Control Act of 1976
TSDF	Treatment, Storage and Disposal Facility
USACE	U.S. Army Corps of Engineers
USCG	U.S. Coast Guard
USEPA	U.S. Environmental Protection Agency
USNRC	U.S. Nuclear Regulatory Commission
WUTC	Washington Utilities and Transportation Commission

US Ecology is a leading provider of environmental services to commercial and governmental entities. The Company addresses the complex waste management and response needs of its customers, offering treatment, disposal and recycling of hazardous, non-hazardous and radioactive waste, leading emergency response and standby services, and a wide range of complementary field services. US Ecology’s focus on safety, environmental compliance and best-in-class customer service enables us to effectively meet the needs of our customers and to build long-lasting relationships. US Ecology and its predecessor companies have been in business for more than 65 years. As of December 31, 2021, we employed approximately 3,600 people.

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

As of December 31, 2021, the capacity used in the calculation of the useful economic lives of our six Waste Solutions landfills includes approximately 45.1 million cubic yards of remaining permitted airspace capacity and approximately 18.1 million cubic yards of additional unpermitted airspace capacity included in the footprints of these landfills. We believe it is probable that this unpermitted airspace capacity will be permitted in the future based on our analysis of site conditions, past regulatory approvals on adjacent property, and our interactions with regulators on applicable regulations, although there can be no assurance that any additional unpermitted airspace capacity will be permitted in the future.

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

We operate seven wastewater treatment facilities located in Detroit, Michigan; Canton, Ohio; Harvey, Illinois; York, Pennsylvania; Tulsa, Oklahoma and Vernon, California that offer a range of wastewater treatment technologies. These facilities also have RCRA-permitted storage capabilities where waste may be stored prior to treatment onsite or transfer to another RCRA facility for treatment and disposal. We also operate a hazardous and non-hazardous industrial waste treatment, storage, and disposal facility in Tilbury, Ontario, Canada. The facility is permitted by the Ontario Ministry of Environment and specializes in the treatment of non- hazardous hydrocarbon contaminated solids to industrial re-use standards.

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

Base Business represented approximately 76% and 73% of disposal revenue (excluding transportation) for the years ended December 31, 2021 and 2020, respectively. Event Business contributed approximately 24% and 27% of disposal revenue (excluding transportation) for the years ended December 31, 2021 and 2020, respectively.

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

A significant portion of our T&D revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2021, approximately 24% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of Base Business waste received also vary quarter to quarter, sometimes significantly, but are generally more predictable than Event Business.

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

Field Services Segment

Our Field Services include a wide range of specialty and total waste management services provided to refineries, chemical plants, steel and automotive plants, and other government, commercial and industrial facilities either on-site or at our network of facilities located throughout the United States. Specialty services include industrial cleaning and maintenance, retail services, remediation, lab pack, transportation and emergency response. Our specialty and total waste management services are organized into service lines including Emergency Response, Standby Services, Small Quantity Generation, Remediation Services, Total Waste Management, Transfer and Processing, and Industrial Services.

Emergency Response

Our primary emergency response offerings include spill response, waste analysis and treatment and disposal planning. We also offer remediation, product transfers, spill contingency planning and yearly service agreements with first responder status. Trained, experienced professionals operate the Global Response Operations Center to coordinate the Company’s emergency response services 24 hours per day, seven days per week. The Company may self-perform or utilize its independent contractor network to provide emergency response services.

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

Remediation Services

Our remediation service offerings include project management, RCRA and TSCA closures, excavations, wastewater management, building decontamination, demolition, landfill capping and site reclamation.

Total Waste Management (“TWM”)

Through our TWM programs, customers outsource a portion of their sustainability programs to us, allowing us to perform, organize and coordinate their field services activities, waste services needs and environmental compliance.

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

As of December 31, 2021, the capacity used in the calculation of the useful economic lives of our three Energy Waste landfills includes approximately 27.2 million cubic yards of remaining permitted airspace capacity.

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

Industrial services generally have low barriers to entry and customers are frequently won based on quality of service, reputation, health and safety record, logistics and price. This low barrier to entry has fostered a fragmented and competitive marketplace.

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

Strategy

Our strategy is to capitalize on our difficult-to-replicate combination of treatment, recycling and disposal assets and complementary service lines to provide a full service offering to customers and increase market share in the diverse markets we serve. We believe our focus on sustainability, workforce safety and protecting the environment, as well as our passionate commitment to customer service, provides for a long-term sustainable business model. In addition to organic growth initiatives, we may from time to time pursue acquisition opportunities to expand our geographic reach, service lines and customer base. The principal elements of our business strategy are to:

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

Pursue a Disciplined Acquisition Strategy to Add Complementary Capabilities. We pursue selective acquisitions to expand our disposal network, customer base and geographic footprint. We have had success achieving this in recent years through our targeted acquisition strategy, acquiring EQ Holdings, Inc. (“EQ”) in 2014, Environmental Services Inc. (“ESI”) and the Vernon, California based RCRA Part B, liquids and solids waste treatment and storage facility of Evoqua Water Technologies LLC in 2016, ES&H of Dallas, LLC (“ES&H Dallas”) and Ecoserv Industrial Disposal, LLC (“Winnie”) in 2018, NRC and W.I.S.E. Environmental Solutions Inc. (“US Ecology Sarnia”) in 2019 and Impact Environmental Services, Inc. in 2020. The acquisition of NRC allowed us to expand our operations as a leading provider of emergency response and standby services while also providing a network of over 50 locations to leverage our field service capabilities, industrial services and total waste management programs. In addition, the NRC Merger provided us an entry into specialty landfill and waste services supporting upstream oil and gas exploration. We may from time to time seek acquisition opportunities to further expand our service offerings across the environmental services value chain while maintaining our commitment to compliance, safety and customer service excellence.

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

Diverse Markets and Customer Base. In 2021, we serviced more than 8,000 commercial and governmental entities, such as refineries, chemical production facilities, heavy manufacturers, steel mills, oil and gas exploration companies, waste brokers and medical and academic institutions. Our broad range of end-markets gives us exposure to a variety of industrial cycles, lessening the impact of market volatility.

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

Competition

Our Waste Solutions segment competes with large and small companies in each of the commercial markets we serve. While niche services apply, the radioactive, hazardous and non-hazardous industrial waste management industry is generally very competitive. We believe that our primary hazardous waste and PCB disposal competitors are Clean Harbors, Inc., Heritage Environmental Services and Waste Management, Inc. Other hazardous waste disposal competitors include, but are not limited to, Tradebe, Ross Environmental, Harsco Corporation and Veolia Environmental Services. Our waste disposal competitors serving the Permian and Eagle Ford oil fields include Waste Management, Waste Connections, Milestone Environmental, Republic Services and Buchanan Disposal Solutions.  In addition, we face competition from reserve pit disposal, slurry wells, thermal recycling, saltwater caverns and land farming. We believe that our primary radioactive material disposal competitors are Energy Solutions, Inc. and Waste Control Specialists, Inc. We believe the principal competitive factors applicable to these businesses are:

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

Maritime Regulations

We own and use in our operations 37 vessels registered under the U.S. flag. Accordingly, we are subject to various U.S. federal, state and local statutes and regulations governing the ownership, operation and maintenance of our vessels. Our U.S.-flag vessels are subject to the jurisdiction of the USCG, the United States Customs and Border Protection and the United States Maritime Administration. We are also subject to international laws and conventions and the local laws of foreign jurisdictions where we operate.

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

All of our offshore vessels are subject to either U.S. or international safety and classification standards, and sometimes both. U.S.-flag vessels, barges and crew boats are required to undergo periodic inspections pursuant to USCG regulations.

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

Our domestic casualty insurance program provides coverage for commercial general liability, employer’s liability and automobile liability in the aggregate amount of $35.0 million each, per year, subject to a $250,000 retention per occurrence for our commercial general liability; a $350,000 deductible per occurrence for workers’ compensation and employer’s liability and a $500,000 deductible per occurrence for our automobile liability. Our workers compensation insurance limits are established by state statutes. Our Canadian casualty insurance program provides primary coverage for commercial general liability and automobile liability in the aggregate amount of $35.0 million each, per year, subject to a 50,000 Canadian dollars retention for general liability and deductibles starting from 500 Canadian dollars for automobile liability depending on applicable policy.

Our domestic property program provides coverage for real and personal property, business interruption and contractors’ equipment with a loss limit of $35.0 million, subject to a $2.5 million deductible per occurrence for property and business interruption and a $500,000 deductible per occurrence for contractors’ equipment. The program also includes flood, earthquake and wind coverage within the loss limit subject to applicable deductibles. For our Vernon, California facility, we maintain an additional $10.0 million of coverage for earthquakes subject to a $25,000 deductible per occurrence. A separate boiler and machinery program with a loss limit of $100.0 million for property damage and business interruption is also maintained. Our Canadian property program provides coverage for real and personal property, business interruption and contractors’ equipment with a loss limit of 93.0 million Canadian dollars, subject to applicable per-occurrence deductibles. This program includes flood, wind and earth-movement coverage within the stated loss limits. A separate Canadian boiler and machinery program with a loss limit of 93.0 million Canadian dollars is also maintained.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We completed the construction of a new treatment building and supporting infrastructure with resumption of full capabilities in 2021. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies.

Federal, state and provincial regulations require financial assurance to cover the cost of final closure and post closure obligations at certain operating and non-operating disposal facilities. Acceptable forms of financial assurance include third-party standby letters of credit, surety bonds and insurance. Alternatively, we may be required to collect fees from waste generators to fund dedicated, state-controlled escrow or trust accounts during the operating life of the facility. Through December 31, 2021, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts. As of December 31, 2021, we have provided collateral of $721,000 in funded trust agreements, $13.8 million in surety bonds, issued $2.8 million in letters of credit for financial assurance and have insurance policies of approximately $120.5 million for closure and post closure obligations (dedicated state-controlled closure and post closure funds provide financial assurance for our Washington and Nevada facilities). We use commercial surety bonds for our Canadian operations and for our Texas Energy Waste landfills. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires. As of December 31, 2021, we had $873,000 in commercial surety bonds dedicated for closure obligations at our Blainville, Québec, Canada facility.

Primary casualty insurance programs generally do not cover accidental environmental contamination losses. Our domestic and Canadian pollution liability programs provide coverage for these types of losses in the aggregate amount of $50.0 million and 25.0 million Canadian dollars per year, respectively, each subject to a $250,000 retention per occurrence. We also carry domestic and Canadian contractors professional environmental liability insurance in the aggregate amount of $25.0 million and 5.0 million Canadian dollars per year, respectively. The domestic program is subject to a $250,000 retention per occurrence and the Canadian program is subject to a 25,000 Canadian dollars deductible per incident. We also have a combination of standalone RCRA site specific policies with total aggregate limit of $68.0 million subject to a $250,000 retention.

For nuclear liability coverage, we maintain Facility Form and Workers’ Form nuclear liability insurance provided under the federal Price Anderson Act. This insurance covers the operations of our facilities, suppliers and transporters.

Duplicative NRC insurance policies and/or programs were absorbed or combined throughout 2020, except for a separate and standalone property insurance program insuring the legacy NRC properties. This separate property policy provides blanket coverage limits of approximately $53.0 million for real and personal property, business interruption and equipment, up to $5.0 million annual aggregate for earthquake, flood, windstorm or hail and deductibles from $10,000 to $500,000 depending on peril and location.

Marine exposures are addressed through a robust marine insurance package including hull and machinery, protection and indemnity, vessel pollution and other liability and excess insurance coverages with total loss limits of $150.0 million.

International operations exposures are addressed under locally placed insurance policies compulsory in the specific countries of operation and benefit from excess and difference in condition coverages with total loss limits of $35.0 million.

Significant Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2021, 2020, or 2019.

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

Human Capital Resources

On December 31, 2021, we had approximately 3,600 employees, of which approximately 300 in the United States and 200 outside of the United States were represented by various labor unions.

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

During 2021, the COVID-19 pandemic continued to impact our operations. To protect our employees, subcontractors and customers, we maintained our safety protocols and COVID-19 prevention procedures. These protocols include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we continued our 80 hours of incremental COVID-19 paid time off in 2021, which allowed each team member to take time off to take care of themselves or their family when COVID-19 impacted their health, daycare or schooling. Finally, we formalized long-term remote and hybrid work programs.

Executive Officers of Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience of each person who was an executive officer of US Ecology as of December 31, 2021:

Name	Age	Title
Jeffrey R. Feeler	52	President and Chief Executive Officer
Simon G. Bell	51	Executive Vice President and Chief Operating Officer
Eric L. Gerratt	51	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	63	Executive Vice President of Sales and Marketing
Andrew P. Marshall	55	Executive Vice President of Regulatory Compliance & Safety

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

Recent Developments

On February 8, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Republic and Bronco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Republic (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Republic.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares of our common stock owned by Republic or the Company (as treasury stock or otherwise) or any of their respective direct or indirect wholly-owned subsidiaries as of immediately prior to the effective time or for which appraisal rights have been demanded properly in accordance with Section 262 of the General Corporation Law of the State of Delaware), will be converted into the right to receive $48.00 per share in cash, without interest.

The consummation of the Merger is subject to certain conditions, including (i) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (ii) (a) the expiration or termination of any waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, (b) receipt of other required regulatory approvals, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Republic’s, Merger Sub’s, and our obligation to consummate the Merger is also subject to additional customary conditions, including (x) subject to specific standards, the accuracy of the representations and warranties of the other party, and (y) performance in all material respects by the other party of its obligations under the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Republic and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we will be required to pay Republic a termination fee of $46.3 million, including if (i) Republic terminates the Merger Agreement because the Company’s Board of Directors changes its recommendation regarding the Merger Agreement, (ii) the Company terminates the Merger Agreement prior to the receipt of the Company stockholder approval to enter into an acquisition agreement with a third-party with respect to a superior proposal or (iii) Republic or the Company terminates the Merger Agreement in certain circumstances and, in any such case, prior to such termination, a takeover proposal by a third-party shall have been publicly disclosed and not publicly withdrawn and within 12 months following the date of termination, the Company shall have entered into an alternative transaction agreement (whether or not relating to a takeover proposal made, communication or publicly disclosed prior to the termination of the Merger Agreement).

The Merger Agreement also provides that if the Merger Agreement is terminated because (i) of the issuance of a nonappealable court order or legal restraint prohibiting the transaction for antitrust reasons or (ii) the transactions have not been consummated by August 8, 2023, and at such time, antitrust approval for the transaction has not been obtained but the other conditions to Closing have been satisfied, then Republic will be required to reimburse the Company for 50% of its reasonable and documented out-of-pocket expenses incurred in connection with the Merger up to $5.0 million (i.e., Republic’s reimbursement shall not exceed $2.5 million).

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Merger Agreement filed herewith as Exhibit 2.1

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Below is a summary of the principal factors that could adversely affect our business, operations and financial results. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary, and other risks that we face (including general risk factors), can be found below following this summary.

Risks Affecting All of Our Business

●	The COVID-19 pandemic and resulting adverse economic conditions has had and may continue to have a negative impact on our business, financial condition and results of operations.
●	The impact on our business of the proposed Merger and our ability to complete the proposed Merger in a timely manner.
●	We may be unable to renew key contracts or perform under our contracts which could impact our profitability.
●	Adverse economic conditions, as well as fluctuations in the commodity market related to the demand and production of energy-related commodities, may harm our business.
●	Failure to comply with applicable U.S. or foreign laws, including environmental laws and regulations, could negatively impact our business and result in us incurring material liability.
●	Existing and future regulations related to climate change could negatively impact our business and impose additional compliance requirements on us and our customers.
●	Any accident at one of our facilities may result in significant litigation or the imposition of significant fines.
●	We handle dangerous substances and failure to handle such substances properly or maintain an acceptable safety record may have an adverse impact on our business.
●	Our participation in multi-employer pension plans may subject us to liabilities that could materially adversely affect our results of operations.

●	We may experience risks from our international operations, including the risk that we may not be able to enforce contracts in non-U.S. countries, we may be subject to restrictive activities by U.S. or foreign governments which could limit our business activities and foreign exchange rates may fluctuate.
●	Changes to U.S. tariff and import/export regulations may negatively affect the markets we serve and ultimately harm us.
●	A change in, or revocation of, our classification as an OSRO could result in a loss of business.
●	A cybersecurity incident could negatively impact our business and our relationships with customers.
●	Loss of key employees, as well as a change or deterioration in our labor relations, could harm our business.
●	We may be unable to enter into arrangements with independent contractors who provide important emergency response services to our customers on financially acceptable terms.

Additional Risks of Our Waste Solutions and Energy Waste Businesses

●	Our energy waste business could be adversely affected by changes in laws regulating energy waste.
●	Lower crude oil prices may adversely affect the level of development and production activity of energy companies, which could decrease the demand for our energy waste business.
●	If we are unable to obtain the necessary levels of insurance and financial assurances required for our operations, our business would be adversely affected.
●	We are subject to operating and litigation risks that may not be covered by insurance.
●	A significant portion of our business depends upon non-recurring event cleanup projects over which we have no control.
●	If we are unable to obtain regulatory approvals and contracts for construction of additional disposal space by the time our current disposal capacity is exhausted, our business would be adversely affected.
●	If we are unable to renew our operating permits or lease agreements with regulatory bodies, our business would be adversely affected.
●	We may not be able to obtain timely or cost-effective transportation services which could adversely affect our profitability, and an increase in transportation costs may reduce our earnings.
●	The hazardous and radioactive waste industries in which we operate are subject to litigation risk, which could result in significant liability.

Additional Risks of Our Field Services Business

●	A significant portion of our Field Services segment depends upon the demand for cleanup of spills and other remedial projects and regulatory developments over which we have no control.

Additional Risks of Completed and Potential Acquisitions

●	Acquisitions that we undertake could be difficult to integrate or disrupt our business, which would ultimately disrupt our results of operations.
●	In the event that we undertake future acquisitions, we may not be able to successfully execute our acquisition strategy, and the timing and number of acquisitions we pursue may cause volatility in our financial results.

Risks Relating to Our Capital Structure

●	We may not be able or willing to pay future dividends.
●	Future stock issuances may adversely affect common stock ownership interest and rights in comparison with those of other security holders.

●	The price of our common stock has fluctuated in the past and this may make it difficult for stockholders to resell shares of common stock at times or may make it difficult for stockholders to sell shares of common stock at prices they find attractive.
●	Anti-takeover provisions in our organizational documents and under Delaware law may impede or discourage a takeover, which could cause the market price of our common stock to decline.
●	The sale of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock.
●	Fluctuations in price of our common stock may make it difficult for stockholders to resell shares of common stock or may make it difficult for stockholders to sell shares of common stock at prices they find attractive.
●	There is no guarantee that our warrants will ever be in the money and they may expire worthless.
●	Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our credit agreement restricts our ability to engage in certain corporate and financial transactions.
●	Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.

Risks Related to the Jones Act

●	Our business would be adversely affected if we failed to comply with the Jones Act.
●	Repeal, amendment, suspension or non-enforcement of the Jones Act would result in additional competition for a substantial portion of our services and could have a material adverse effect on our business.
●	Our common stock is subject to restrictions on ownership by non-U.S. Citizens, which could require divestiture by non-U.S. Citizen stockholders and could have a negative impact on its value.

Risks Affecting All of Our Businesses

The COVID-19 pandemic and resulting adverse economic conditions has had and may continue to have a negative impact on our business, financial condition and results of operations.

The COVID-19 pandemic has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our customers, our suppliers and our employees. As a result of the COVID-19 pandemic, we have experienced cost and inflationary pressures in areas such as labor, transportation and supplies. We have also experienced delays and deferments of some of our waste solutions and field services business based on our customers’ own responses to the pandemic including, but not limited to, delaying services they deem noncritical and limiting on-site visitation. Despite our efforts to manage the effects of the COVID-19 pandemic, their ultimate impact is highly uncertain and subject to change, and also depends on factors beyond our knowledge or control, including the duration and severity of any future outbreaks as well as actions taken by governments and private parties to contain the spread and mitigate the public health effects of COVID-19 and its variants. Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could continue to increase, including our costs to address the health and safety of personnel, and our ability to obtain certain supplies or services could be curtailed. The impact of the COVID-19 pandemic may also aggravate other risks described herein, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability). In addition, the COVID-19 pandemic may also affect our operating or financial results in a manner that is not presently known to us or that we do not consider to present significant risks to operations.

The pendency of the proposed Merger may cause disruption in our business.

On February 8, 2022, we entered into the Merger Agreement with Republic and Merger Sub, pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity.

The Merger Agreement restricts us from taking specified actions without Republic’s consent until the Merger is completed or the Merger Agreement is terminated, including (subject to certain exceptions) amending our governing documents, adjusting, splitting, combining, subdividing or reclassifying of our common stock, issuing shares of our common stock, increasing executive compensation or adopting new employee benefit plans, incurring certain capital expenditures and engaging in mergers and acquisitions.  These restrictions and others more fully described in the Merger Agreement may affect our ability to execute our business strategies and attain our financial and other goals and may impact our business, results of operations and financial condition.

The pendency of the proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger and the preparation for our integration with Republic’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. We may also incur unanticipated costs in connection with our integration with Republic’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things, (i) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (ii) (a) the expiration or termination of any waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, (b) receipt of other required regulatory approvals, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Republic’s, Merger Sub’s, and our obligation to consummate the Merger is also subject to additional customary conditions, including (x) subject to specific standards, the accuracy of the representations and warranties of the other party, and (y) performance in all material respects by the other party of its obligations under the Merger Agreement.

The satisfaction of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

●	We may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed, we may experience negative reactions from customers, suppliers, employees or other third parties;
●	we may be subject to litigation relating to the Merger, which could result in significant costs and expenses;
●	management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to the Company; and
●	our costs of pursuing the Merger may be higher than anticipated.

In addition to the above risks, we may be required, under certain circumstances, to pay Republic a termination fee equal to $46.3 million. If the proposed Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.

In order to complete the Merger, the Company and Republic must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although the Company and Republic have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. In addition, the Merger Agreement provides that Republic is not required to propose, negotiate, commit to or effect (i) any sale, divestiture or disposal of all or any part of any Subtitle C (Hazardous Waste) landfill or any landfill regulated by the Quebec Ministry of Environment or the Providence of Quebec of Republic or the Company or (ii) actions that would reasonably be expected to, individually or in the aggregate, reduce the aggregate annual revenue of Republic and its subsidiaries after giving effect to closing by more than $60 million in total sales (based on total sales for the year ended December 31, 2021) (a “Burdensome Condition”).  If Republic is required to divest assets or businesses, there can be no assurance that Republic will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. In addition, if a governmental authority conditions its approval of the Merger on a Burdensome Condition, there is a risk the Merger will not close.  We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.

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

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. We completed the construction of a new treatment building and supporting infrastructure with resumption of full capabilities in 2021. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We have not otherwise been named as a defendant in any third-party action relating to the incident. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion, in excess of our deductibles, are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident.

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

We operate in the United States, Canada, the United Kingdom, Mexico, Europe, the Middle East, and Africa but report revenue, costs and earnings in U.S. dollars. In fiscal 2021, we recorded approximately 13% of our revenues outside of the United States. Exchange rates between the U.S. dollar and local currencies are likely to fluctuate from period to period. Because our financial results are reported in U.S. dollars, we are subject to the risk of non-cash translation losses for reporting purposes. If we continue to expand our international operations, we will conduct more transactions in currencies other than the U.S. dollar. To the extent that foreign revenue and expense transactions are not denominated in the local currency, we are further subject to the risk of transaction losses. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our financial condition and results of operations.

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

NRC, a wholly owned subsidiary of the Company, is classified by the USCG as an OSRO. The USCG classifies OSROs based on their overall ability to respond to various types and sizes of oil spills. USCG-classified OSROs have a competitive advantage over non-classified service providers because customers of a classified OSRO may cite classified OSROs in their response plans in lieu of listing their oil spill response resources in filings with the USCG. A loss of our classification or changes in the requirements for classification could eliminate or diminish our ability to provide customers with this exemption. If this happens, our Field Services segment could lose customers.

A change or deterioration in labor relations could disrupt our business or increase costs, which could have a material adverse effect on our business, financial condition and results of operations.

The Company is a party to collective bargaining agreements covering approximately 500, or approximately 13%, of our employees. While we believe the Company will maintain good working relations with its employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of future agreements in a manner acceptable to the Company. Potential work disruptions from labor disputes may disrupt our businesses and adversely affect our financial condition and results of operations.

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

We are required by law, license, permit and prudence to maintain various insurance instruments and financial assurances. We carry a broad range of insurance coverage, including general liability, automobile liability, real and personal property, workers compensation, directors and officers liability, environmental impairment liability, business interruption and other coverage customary for a company of our size in our business. We purchase primary property, casualty and excess liability policies through traditional third-party insurance carriers to mitigate risk of loss. We are self-insured for employee healthcare coverage. Stop loss insurance is carried covering liability on claims in excess of $300,000 per individual. Accrued costs related to the self-insured healthcare coverage were $3.4 million and $3.3 million at December 31, 2021 and 2020, respectively. If our insurers were unable to meet their obligations, or our own obligations for claims were more than expected, there could be a material adverse effect to our financial condition and results of operation.

Through December 31, 2021, we have met our financial assurance requirements through a combination of insurance policies, commercial surety bonds and trust funds.  We continue to use self-funded trust accounts for our post closure obligations at our U.S. non-operating sites and utilize closure and post-closure insurance to address any balance deficits in these accounts. We use commercial surety bonds for our Canadian operations and for our Texas energy waste landfills. We currently have in place all financial assurance instruments necessary for our operations. While we expect to continue renewing these policies and surety bonds, if we were unable to obtain adequate closure, post closure or environmental insurance, bonds or other instruments in the future, any partially or completely uninsured claim against us, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and cash flows. Additionally, continued access to casualty and pollution legal liability insurance with sufficient limits, at acceptable terms, is important to obtaining new business. Failure to maintain adequate financial assurance could also result in regulatory action including early closure of facilities. As of December 31, 2021, we had provided collateral of $721,000 in funded trust agreements, $13.8 million in surety bonds, issued $2.8 million in letters of credit for financial assurance and have insurance policies of approximately $120.5 million for closure and post closure obligations at covered U.S. operating facilities. As of December 31, 2021, we have $873,000 in commercial surety bonds dedicated for closure obligations at our Blainville, Québec, Canada facility.

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

A significant portion of our disposal revenue is attributable to discrete Event Business which varies widely in size, duration and unit pricing. For the year ended December 31, 2021, approximately 24% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. This variability can cause significant quarter-to-quarter and year-to-year differences in revenue, gross profit, gross margin, operating income and net income. Also, while we pursue many large projects months or years in advance of work performance, both large and small cleanup project opportunities routinely arise with little or no prior notice. These market dynamics are inherent to the waste disposal business and are factored into our projections and externally communicated business outlook statements. Our projections combine historical experience with identified sales pipeline opportunities, new or expanded service line projections and prevailing market conditions. A reduction in the number and size of new cleanup projects won to replace completed work could have a material adverse effect on our financial condition and results of operations.

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

Acquisitions involve multiple risks. Our inability to successfully integrate an acquired business could have a material adverse effect on our financial condition and results of operations. These risks include but are not limited to:

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

As a result of acquisitions since 2010, including our acquisition of NRC in 2019, we have goodwill of $413.1 million, non-amortizing intangible assets of $82.9 million and amortizing intangible assets of $406.7 million at December 31, 2021. We are required to test goodwill and non-amortizing intangible assets at least annually to determine if impairment has occurred. We are also required to test goodwill and intangible assets if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or intangible asset below its carrying amount. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including potential changes in economic, industry or market conditions, changes in laws or regulations, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, may affect the fair value of goodwill or other intangible assets, which may result in an impairment charge.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, which, under certain circumstances, could reduce the market price of our common stock. In addition, protective provisions in our Amended and Restated Certificate of Incorporation (the “charter”) and Amended and Restated Bylaws or the implementation by our Board of Directors of a stockholder rights plan could prevent a takeover, which could harm our stockholders.

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

Following the Merger, holders of warrants will have the right to exercise their warrants for cash.  If a holder exercises such warrant within 30 days following the Company’s public disclosure of the consummation of the Merger, the exercise price of the warrant will be reduced by an amount equal to the exercise price then in effect minus the difference of $48 per share (or the price per share being paid in the Merger) and the Black-Scholes Warrant Value. Under the Warrant Agreement, the Black-Scholes Warrant Value of a warrant immediately prior to the closing of the Merger is based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg.

Our indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business, and our credit agreement restricts our ability to engage in certain corporate and financial transactions.

On April 18, 2017, Predecessor US Ecology entered into a new senior secured credit agreement (as amended, restated, supplemented or otherwise modified through the date hereof, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders, swingline lender and issuing lender, and Bank of America, N.A., as an issuing lender, that provides for a $500.0 million revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. On August 6, 2019 and November 1, 2019, the Credit Agreement was amended to permit and provide for Wells Fargo to lend $450.0 million in incremental terms loans to pay off the existing debt of NRC in connection with the NRC Merger, to pay the fees, costs and expenses in connection with the NRC Merger and to pay down outstanding revolving credit loans under the Revolving Credit Facility. As of December 31, 2021, we had total indebtedness of $744.0 million, comprised of $441.0 million of term loans and $303.0 million of revolving credit loans out of a $500.0 million revolving credit commitment under the Revolving Credit Facility. On June 29, 2021, the Credit Agreement was amended to extend the maturity date of these revolving credit loans to June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement). The maturity date of the term loan is the earliest to occur of (i) November 1, 2026 (or, with respect to any lender, such later date as requested by us and accepted by such lender) and (ii) termination of the Credit Agreement. The Credit Agreement makes us vulnerable to adverse general economic or industry conditions and increases in interest rates, as borrowings under our senior secured credit facilities are at variable-rates, and limits our ability to obtain additional financing in the future for working capital or other purposes.

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

The Credit Agreement also contains certain financial covenants requiring us to maintain a minimum consolidated interest coverage ratio of 3.00 to 1.00 and a maximum consolidated total net leverage ratio. On June 26, 2020, Predecessor US Ecology entered into the third amendment (the “Third Amendment”) to the Credit Agreement, and on June 29, 2021,

Predecessor US Ecology entered into the fourth amendment (the “Fourth Amendment”) to the Credit Agreement. Among other things, taken together, the Third Amendment and the Fourth Amendment amended the Credit Agreement (i) to create and extend a covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and (ii) to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. During the covenant relief period until the fiscal quarter ending December 31, 2022, the Third Amendment and the Fourth Amendment taken together increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.50 to 1.00 ratio otherwise in effect, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. At December 31, 2021, we were in compliance with all of the financial covenants in the Credit Agreement, taking account of the covenant relief provided by the Fourth Amendment.

As of December 31, 2021, we would not have been in compliance with the total net leverage ratio financial covenant in the Credit Agreement had the covenant relief period under the Third and Fourth Amendment not been in effect. A breach of either of the financial covenants would constitute an event of default as defined in the Credit Agreement and, if we are unable to obtain or extend a waiver from our lenders, could result in the acceleration of all borrowings then outstanding. An amendment to the Credit Agreement to decrease the consolidated interest coverage ratio, increase the total net leverage ratio, or both, may result in higher interest rates on outstanding borrowings and therefore higher interest expense, and may not be achievable on terms acceptable to us or at all. We may be unable to satisfy our obligations upon an event of default and we may not be able to refinance our borrowings under the Credit Facility on commercially reasonable terms or at all.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.

Amounts drawn under our credit facilities bear interest rates at the election of the borrower, in relation to LIBOR or an alternate base rate. On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Our credit facilities contain certain provisions concerning the possibility that LIBOR may cease to exist, and that an alternative reference rate may be chosen. However, if LIBOR in fact ceases to exist, and no alternative rate is acceptable to the Company or its lenders, amounts drawn under our credit facilities would be subject to the alternate base rate, which may be a higher interest rate than LIBOR which would increase our interest expense. As a result, we may need to renegotiate our credit facilities and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results. We currently do not expect to be required to transition from LIBOR as the benchmark for interest rates under the Credit Agreement to an alternative reference rate before 2023.

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

Based upon the information available to us from plan administrators as of April 30, 2021, certain of the multi-employer pension plans in which we participate are underfunded. The Pension Protection Act requires that underfunded pension plans improve their funding ratios within prescribed intervals based on the level of their underfunding. In addition, if a multi-employer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund. We have been notified that certain plans to which our subsidiaries contribute are in “critical” status and these plans may require additional contributions in the form of a surcharge on future benefit contributions required for future work performed by union employees covered by these plans. As a result, we expect our required contributions to these plans to increase in the future. The amount of additional funds we may be obligated to contribute in the future cannot be estimated, as such amounts will be based on future levels of work that require the specific use of the union employees covered by these plans, investment returns and the level of underfunding of such plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table describes our principal physical properties and facilities at December 31, 2021 owned or leased by us. We believe that our existing properties are in good condition and suitable for conducting our business.

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

The following table provides additional information for our facilities with onsite landfills including total acreage owned or controlled by us at each facility, estimated amount of permitted airspace available at each facility, the estimated amount of non-permitted airspace and the estimated life at each facility. All estimates are as of December 31, 2021.

			Permitted	Non‑Permitted	Estimated
		Total	Airspace	Airspace	Life
Location	Segment	Acreage	(Cubic Yards)	(Cubic Yards)	(Years)
Beatty, Nevada (1)	Waste Solutions	480	7,499,391	—	36
Robstown, Texas (2)	Waste Solutions	1,425	9,671,107	—	43
Grand View, Idaho (3)	Waste Solutions	1,411	9,914,010	18,100,000	224
Belleville, Michigan (4)	Waste Solutions	455	13,032,718	—	35
Blainville, Québec, Canada (5)	Waste Solutions	350	4,987,483	—	17
Richland, Washington (6)	Waste Solutions	100	18,375	—	34
Karnes County, Texas (7)	Energy Waste	382	4,371,154	—	25
Reagan County, Texas (8)	Energy Waste	645	11,649,923	—	151
Pecos County, Texas (9)	Energy Waste	207	11,142,085	—	198
Total			72,286,246	18,100,000
(1)	Our Beatty, Nevada facility, which began receiving hazardous waste in 1970, is located in the Amargosa Desert approximately 120 miles northwest of Las Vegas, Nevada and approximately 30 miles east of Death Valley, California. The facility operates on 480 acres owned by the state of Nevada. Our operations are governed by an operating agreement with the state of Nevada, executed in April 2016, with an initial term of 20 years (and an optional 20-year extension), and a year-to-year periodic tenancy lease with the State, last amended in April 2007. In 2016, the facility secured permit modifications from the Nevada Division of Environmental Protection and the USEPA authorizing the construction of a new landfill unit at the facility. The first phase of this new landfill was completed in 2017. The state of Nevada assesses disposal fees to fund a dedicated trust account to pay for future closure and post-closure costs.
(2)	Our Robstown, Texas facility began operations in 1973. It is located on 240 acres owned by the Company approximately 10 miles west of Corpus Christi, Texas. We own an additional 1,185 acres of adjacent land for future expansion. We also own 240 acres of land five miles west of the facility adjacent to a rail line where we have operated a rail transfer station since 2006. In January 2018, the Texas Commission of Environmental Quality approved our permit for landfill expansion onto 180 acres of our adjacent land, adding approximately 10 million cubic yards, or 30 years, of future airspace.
(3)	Our Grand View, Idaho facility, purchased in 2001, is located on 1,252 acres of Company-owned land approximately 60 miles southeast of Boise, Idaho in the Owyhee Desert. We own an additional 159 acres approximately two miles east of the facility that provides a clay source for site operations (liner construction and waste treatment). We also own 189 acres where our rail transfer station is located approximately 30 miles northeast of the disposal facility. This site has two enclosed rail-to-truck waste transfer facilities located adjacent to the main line of the Union Pacific Railroad.
(4)	Our Belleville, Michigan facility began operations in 1957 and began disposing of waste in the onsite landfill in 1969. The facility is located on 455 acres owned by the Company approximately 30 miles from Detroit, Michigan. We also own 12 acres of land nine miles from the facility adjacent to a rail line where we have operated a rail transfer station since 1998.
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

We also own 640 acres in Andrews County, Texas, located in the Permian Basin approximately 25 miles west of Andrews, Texas. The site is permitted for approximately 11.5 million cubic yards of energy-related waste disposal, however, we have not constructed any landfill capacity at the site as of December 31, 2021.  The site is regulated by the RRC under a five-year permit cycle with renewal issued upon request provided no outstanding operational issues.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 18 to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under the caption “Litigation and Regulatory Proceedings” which information is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol ECOL and our warrants are listed on the Nasdaq Capital Market under the symbol ECOLW. As of February 14, 2022, there were approximately 22,094 beneficial owners of our common stock and one holder of record of our warrants.

Stock Performance Graph

The following graph compares the five-year cumulative total return on our common stock with the comparable five-year cumulative total returns of the Nasdaq Composite Index and Dow Jones Waste & Disposal Services Index for the period from the end of fiscal 2016 to the end of fiscal 2021. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of Cumulative Total Stockholder Return(1) Among

US Ecology, Inc., Nasdaq Composite Index and

Dow Jones Waste & Disposal Services Index

US Ecology, Inc.
Nasdaq Composite
Dow Jones US Waste & Disposal Services Index
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
2016
2017
2018
2019
2020
2021

			Dow Jones
			US Waste &
		Nasdaq	Disposal
Date	US Ecology, Inc.	Composite	Services Index
December 31, 2016	$100.00	$100.00	$100.00
December 31, 2017	$105.25	$129.64	$117.08
December 31, 2018	$131.54	$125.96	$117.21
December 31, 2019	$122.36	$172.17	$158.35
December 31, 2020	$77.01	$249.51	$168.74
December 31, 2021	$67.71	$304.85	$235.89
(1)	Total return assuming $100 invested on December 31, 2016 and reinvestment of dividends on the day they were paid.

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

The following table summarizes the purchases of shares of our common stock during the year ended December 31, 2021:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2021 (1)	12,788	$36.33	—	$—
February 1 to 28, 2021	—	—	—	—
March 1 to 31, 2021	—	—	—	—
April 1 to 30, 2021	—	—	—	—
May 1 to 31, 2021	—	—	—	—
June 1 to 30, 2021	—	—	—	—
July 1 to 31, 2021	—	—	—	—
August 1 to 31, 2021	—	—	—	—
September 1 to 30, 2021	—	—	—	—
October 1 to 31, 2021	—	—	—	—
November 1 to 30, 2021	—	—	—	—
December 1 to 31, 2021	—	—	—	—
Total	12,788	$36.33	—	$—

(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not engage in any unregistered sales of our securities during the years ended December 31, 2021, 2020 and 2019.

ITEM 6. SELECTED FINANCIAL DATA

Reserved

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

The composition of the Waste Solutions segment T&D revenues by waste generator industry for the years ended December 31, 2021 and 2020 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Years Ended December 31,
Generator Industry	2021	2020
Chemical Manufacturing	17%	19%
Metal Manufacturing	16%	16%
Broker / TSDF	12%	12%
General Manufacturing	12%	11%
Government	8%	8%
Refining	6%	6%
Waste Management & Remediation	5%	3%
Utilities	4%	6%
Transportation	3%	4%
Mining, Exploration and Production	3%	2%
Other (2)	14%	13%
(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

During 2021, Base Business revenue increased 6% compared to 2020. Base Business revenue was approximately 76% of total 2021 T&D revenue, up from 73% in 2020. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the year ended December 31, 2021, approximately 24% of our T&D revenue was derived from Event Business projects. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

Geographical Information

For the year ended December 31, 2021, we derived $861.3 million, or 87%, of our revenue in the United States, $80.6 million, or 8%, of our revenue in Canada, $41.2 million, or 4%, of our revenue in the Europe, Middle East and Africa (“EMEA”) region, and less than 1% of our revenue from other international regions. For the year ended December 31, 2020, we derived $835.3 million, or 89%, of our revenue in the United States, $73.3 million, or 8%, of our revenue in Canada, $19.9 million, or 2%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions.

Additional information about the geographical areas in which our revenues are derived and in which our assets are located is presented in Note 4 and Note 21 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Significant Events

Our results of operations have been affected by certain significant events during the past two fiscal years including, but not limited to:

2021 Events

COVID-19 Pandemic Update: The COVID-19 pandemic continued to affect our business in 2021. The impact of temporary closures and staff reductions by industrial facilities has resulted in delays in mobilization and in regulatory approvals at our customers’ sites. Although we have seen evidence of volume recovery in 2021 as the economy continues to rebound and industrial facilities return to pre-pandemic levels of production, we have experienced cost and inflationary pressures in areas such as labor and supplies. We have also experienced delays and deferments of some of our waste solutions and field services business based on our customers’ own responses to the pandemic including, but not limited to, delaying services they deem noncritical and limiting on-site visitation. While uncertainty caused by the COVID-19 pandemic remains, including the spread of new variants of the virus and government and private sector responses to prevent and manage the disease, we expect to continue to see improvements in our business as vaccines become more widely available and vaccination rates increase.

The impact of the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Part I, Item 1A – Risk Factors” in this Annual Report on Form 10-K.

2020 Events

Impact of the COVID-19 Pandemic: The COVID-19 pandemic affected our business through the fourth quarter of 2020. We experienced lower waste volumes resulting from temporary closures and staff reductions by industrial facilities. We also experienced delays and deferments of industrial cleaning services and some of our field services as our customers limited on site visitation and delayed noncritical services based on business conditions. However, the Company’s services-based business remained stable as we experienced growth in our small quantity generation services and our emergency response business saw an increase in COVID-19 decontamination projects.

Our Energy Waste segment was adversely impacted as energy companies reduce capital expenditures as a result of downward pressure on oil, natural gas and natural gas liquid (“NGL”) prices, which were exacerbated during the COVID-19 pandemic. In the first half of 2020, oil prices moved downward to historic lows due in part to concerns about the COVID-19 pandemic and its impact on near-term worldwide oil demand and due to the increase in oil production by certain members of the Organization of Petroleum Exporting Countries (“OPEC”). As a result, customers in the upstream oil and gas exploration industry and some downstream refineries in the energy sector have reduced capital expenditures, which has adversely affected the demand for our energy waste services.

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

Results of Operations

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our operating results and percentage of revenues for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,				2021 vs. 2020
$s in thousands	2021	%	2020	%	$ Change	% Change
Revenue
Waste Solutions	$451,249	46%	$425,413	46%	$25,836	6%
Field Services	500,187	50%	473,754	50%	26,433	6%
Energy Waste	36,565	4%	34,687	4%	1,878	5%
Total	$988,001	100%	$933,854	100%	$54,147	6%
Gross Profit
Waste Solutions	$154,223	34%	$161,341	38%	$(7,118)	(4)%
Field Services	74,087	15%	87,151	18%	(13,064)	(15)%
Energy Waste	4,768	13%	1,659	5%	3,109	187%
Total	$233,078	24%	$250,151	27%	$(17,073)	(7)%
Selling, General & Administrative Expenses
Waste Solutions	$27,262	6%	$26,475	6%	$787	3%
Field Services	48,210	10%	50,572	11%	(2,362)	(5)%
Energy Waste	13,040	36%	19,722	57%	(6,682)	(34)%
Corporate	111,220	n/m	109,400	n/m	1,820	2%
Total	$199,732	20%	$206,169	22%	$(6,437)	(3)%
Adjusted EBITDA
Waste Solutions	$170,953	38%	$176,702	42%	$(5,749)	(3)%
Field Services	70,578	14%	81,770	17%	(11,192)	(14)%
Energy Waste	11,321	31%	4,982	14%	6,339	127%
Corporate	(97,978)	n/m	(93,295)	n/m	(4,683)	5%
Total	$154,874	16%	$170,159	18%	$(15,285)	(9)%

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash goodwill and intangible asset impairment charges, business development and integration expenses and other income/expense. The reconciliation of Net income (loss) to Adjusted EBITDA for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,		2021 vs. 2020
$s in thousands	2021	2020	$ Change	% Change
Net income (loss)	$5,337	$(389,359)	$394,696	(101)%
Income tax expense (benefit)	4,765	(4,242)	9,007	(212)%
Interest expense	28,966	32,595	(3,629)	(11)%
Interest income	(1,417)	(258)	(1,159)	449%
Foreign currency loss	171	1,134	(963)	(85)%
Other income	(4,476)	(788)	(3,688)	468%
Goodwill and intangible asset impairment charges	—	404,900	(404,900)	(100)%
Depreciation and amortization of plant and equipment	70,799	66,561	4,238	6%
Amortization of intangible assets	34,614	37,344	(2,730)	(7)%
Share-based compensation	7,478	6,651	827	12%
Accretion and non-cash adjustment of closure & post-closure liabilities	5,363	4,000	1,363	34%
Business development and integration expenses	3,274	11,621	(8,347)	(72)%
Adjusted EBITDA	$154,874	$170,159	$(15,285)	(9)%

Adjusted EBITDA is a complement to results provided in accordance with accounting principles generally accepted in the United States (“GAAP”) and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted

EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income (loss), cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.

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

2021 Compared to 2020

Revenue

Total revenue increased 6% to $988.0 million in 2021, compared with $933.9 million in 2020.

Waste Solutions

Waste Solutions segment revenue increased 6% to $451.2 million in 2021, compared to $425.4 million in 2020. T&D revenue increased 5% in 2021 compared to 2020, primarily as a result of a 6% increase in Base Business revenue, partially offset by an 8% decrease in project-based Event Business revenue. Transportation and logistics service revenue increased 11% in 2021 compared to 2020, reflecting Event Business projects utilizing more of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all of our facilities decreased 1% in 2021 compared to 2020. Total tons of waste disposed of or processed at our landfills increased 5% in 2021 compared to 2020.

T&D revenue from recurring Base Business waste generators increased 6% in 2021 compared to 2020 and comprised 76% of total T&D revenue. The increase in Base Business T&D revenue compared to the prior year primarily reflects higher T&D revenue from the metal manufacturing, chemical manufacturing, mining, exploration & production, general manufacturing and Other industry groups, partially offset by a decrease in Base Business T&D revenue from the utilities industry group.

T&D revenue from Event Business waste generators decreased 8% in 2021 compared to 2020 and comprised 24% of total T&D revenue. The decrease in Event Business T&D revenue compared to the prior year primarily reflects lower T&D revenue from the chemical manufacturing, utilities, metal manufacturing and transportation industry groups, partially offset by increases in Event Business T&D revenue from the waste management & remediation, Other and general manufacturing industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by waste generator industry for 2021 compared to 2020:

T&D Revenue Growth
2021 vs. 2020
Waste Management & Remediation	71%
Mining, Exploration & Production	51%
Other	14%
General Manufacturing	10%
Refining	8%
Broker / TSDF	3%
Metal Manufacturing	1%
Government	-3%
Chemical Manufacturing	-9%
Transportation	-22%
Utilities	-33%

Field Services

Field Services segment revenue increased 6% to $500.2 million in 2021 compared with $473.8 million in 2020. The increase in Field Services segment revenue is primarily attributable to higher revenues from our Remediation, Small Quantity Generation, Total Waste Management and Treatment & Disposal business lines, partially offset by lower revenues from our Transportation and Logistics, Emergency Response and Other business lines.

Energy Waste

Energy Waste segment revenue increased 5% to $36.6 million in 2021 compared with $34.7 million in 2020, primarily attributable to a partial recovery in energy markets and increases in energy-related exploration and production activities in the markets we serve.

Gross Profit

Total gross profit decreased 7% to $233.1 million in 2021, down from $250.2 million in 2020. Total gross margin was 24% in 2021 compared with 27% in 2020.

Waste Solutions

Waste Solutions segment gross profit decreased 4% to $154.2 million in 2021, down from $161.3 million in 2020. Total segment gross margin was 34% in 2021 compared with 38% in 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix and higher transportation, supplies and waste handling expenses in 2021 compared to 2020. T&D gross margin was 39% for 2021 compared with 42% for 2020.

Field Services

Field Services segment gross profit decreased 15% to $74.1 million in 2021, down from $87.2 million in 2020. Total segment gross margin was 15% in 2021 compared with 18% in 2020. The decrease in segment gross margin was primarily attributable to a less favorable service mix and higher subcontracted services and supplies expenses in 2021 compared to 2020.

Energy Waste

Energy Waste segment gross profit increased 187% to $4.8 million in 2021, up from $1.7 million in 2020. Total segment gross margin was 13% in 2021 compared with 5% in 2020. The increase in segment gross margin was primarily attributable to improved operating leverage due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A decreased 3% to $199.7 million, or 20% of total revenue, in 2021, down from $206.2 million, or 22% of total revenue, in 2020.

Waste Solutions

Waste Solutions segment SG&A increased 3% to $27.3 million, or 6% of segment revenue, in 2021, compared with $26.5 million, or 6% of segment revenue, in 2020.

Field Services

Field Services segment SG&A decreased 5% to $48.2 million, or 10% of segment revenue, in 2021, down from $50.6 million, or 11% of segment revenue, in 2020. Field Services segment SG&A in 2020 includes $3.7 million of gains associated with the settlement and changes in fair value of contingent consideration liabilities. Excluding the impact of these gains, segment SG&A decreased 11% in 2021 compared with 2020, primarily attributable to lower intangible asset amortization expense, lower insurance costs, lower business development and integration expenses and lower employee labor and benefits costs.

Energy Waste

Energy Waste segment SG&A decreased 34% to $13.0 million, or 36% of segment revenue, in 2021, down from $19.7 million, or 57% of segment revenue, in 2020. The decrease in segment SG&A was primarily attributable to lower costs in 2021 due to our restructuring activities undertaken in 2020 in response to reduced energy-related exploration and production investments in the markets we serve.

Corporate

Corporate SG&A increased 2% to $111.2 million, or 11% of total revenue, in 2021, compared with $109.4 million, or 12% of total revenue, in 2020. Corporate SG&A in 2020 includes the recognition of a favorable legal settlement of $2.5 million for the reimbursement of health insurance related overcharges in prior years. Excluding the impact of this settlement, Corporate SG&A decreased 1% in 2021 compared with 2020, primarily attributable lower business development and integration expenses, lower insurance costs and lower equipment and supplies expenses, partially offset by lower bad debt recoveries, higher consulting and professional services expenses, higher information technology and software expenses and higher employee labor and benefit costs in 2021 compared to 2020.

Components of Adjusted EBITDA

Income tax expense

Income tax expense in 2021 was $4.8 million, resulting in a consolidated effective income tax rate of 47.2%. Income tax benefit in 2020 was $4.2 million, resulting in a consolidated effective income tax rate of 1.1%. The increase in our effective tax rate in 2021 compared to 2020 was primarily attributable to foreign rate differential from a higher portion of total earnings from our Canadian operations which are taxed at a higher rate and enhanced impacts on our effective tax rate of state taxes, share-based compensation, and other permanent items as a result of lower pre-tax earnings excluding impairments, partially offset by higher tax credits as a percentage of pre-tax earnings.

Interest expense

Interest expense was $29.0 million in 2021 compared with $32.6 million in 2020. The decrease is primarily the result of the impact of lower interest rates on the variable portion of our outstanding debt, lower outstanding debt levels and lower interest expense amortization related to terminated swap agreements in 2021 compared to 2020.

Interest income

Interest income was $1.4 million in 2021 compared with $258,000 in 2020, primarily reflecting higher interest charged to customers with extended payment terms.

Foreign currency loss

We recognized a $171,000 non-cash foreign currency loss in 2021 compared with a $1.1 million non-cash foreign currency loss in 2020. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the USD, our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At December 31, 2021, we had $7.6 million of intercompany loans subject to currency revaluation.

Other income

Other income was $4.5 million in 2021 compared with other income of $788,000 in 2020. In the first quarter of 2021, the company recognized a gain of $3.5 million related to the change in the fair value of a minority interest investment.

Goodwill and intangible asset impairment charges

In 2020, the Company recorded goodwill impairment charges of $363.9 million related to its Energy Waste reporting unit, $14.4 million related to its Field Services reporting unit, $5.5 million related to its International reporting unit and intangible asset impairment charges of $21.1 million on certain operating permit intangible assets. See Note 13 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense increased 6% to $70.8 million in 2021 compared with $66.6 million in 2020, primarily reflecting incremental depreciation expense on plant and equipment assets placed in service in 2021.

Amortization of intangibles

Intangible assets amortization expense decreased 7% to $34.6 million in 2021 compared with $37.3 million in 2020, primarily reflecting the full amortization of certain intangible asset in 2021.

Share-based compensation

Share-based compensation expense increased 12% to $7.5 million in 2021, compared with $6.7 million 2020, primarily reflecting an increase in equity-based awards granted to employees.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities increased 34% to $5.4 million in 2021 compared with $4.0 million in 2020, primarily reflecting unfavorable non-cash adjustments to post-closure liabilities recorded in 2021 due to changes in cost estimates.

Business development and integration expenses

Business development and integration expenses decreased 72% to $3.3 million in 2021, compared to $11.6 million in 2020, primarily reflecting lower NRC Merger integration expenses incurred in 2021 compared to 2020.

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

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At December 31, 2021, we had $67.5 million in unrestricted cash and cash equivalents immediately available and $71.2 million of borrowing capacity, subject to our leverage covenant limitation, available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe future operating cash flows will be sufficient to meet our future operating, investing and dividend cash needs for the foreseeable future. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 29, 2021, Predecessor US Ecology amended the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026. The Credit Agreement was also amended to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. See additional information on the Fourth Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities. In 2021, net cash provided by operating activities was $116.3 million. This primarily reflects net income of $5.3 million, non-cash depreciation, amortization and accretion of $110.8 million, an increase in accounts payable and accrued liabilities of $16.0 million, share-based compensation expense of $7.5 million, and a decrease in income taxes receivable of $3.8 million, partially offset by an increase in accounts receivable of $14.7 million, an increase in other assets of $5.3 million, a gain of $3.5 million related to a change in the fair value of a minority interest investment and a decrease in closure and post-closure obligations of $3.3 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The decrease in income taxes receivable is primarily attributable to the timing of prior year income tax refund claims received and current year income tax payments. The increase in other assets is primarily attributable to prepaid insurance costs and refundable deposits associated with our annual renewal process. The decrease in closure and post-closure obligations is primarily attributable to payments for planned landfill cell closure activities primarily at our Karnes County, Texas and Belleville, Michigan facilities.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 84 days as of December 31, 2021 and 2020.

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

Investing Activities. In 2021, net cash used in investing activities was $64.6 million, primarily related to capital expenditures of $68.7 million, and a $712,000 investment in the preferred stock of a privately held company, partially offset by $2.4 million in proceeds from the sale of property and equipment and $2.1 million in proceeds from the sale of short-term investments. Capital projects consisted primarily of landfill cell development and infrastructure upgrades at our operating facilities.

In 2020, net cash used in investing activities was $57.6 million, primarily related to capital expenditures of $57.4 million and the acquisition of Impact Environmental, Inc. for $3.3 million in January 2020. Capital projects consisted primarily of equipment purchases and infrastructure upgrades at our corporate and operating facilities.

Financing Activities. During 2021, net cash used in financing activities was $58.1 million, consisting primarily of $44.0 million in payments on our revolving credit facility, $5.6 million in payments on our equipment financing obligations, $4.5 million in quarterly payments on our term loan and $2.6 million in payments to settle acquired contingent consideration liabilities.

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

Credit Agreement

On April 18, 2017, US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”), now a wholly-owned subsidiary of the Company, entered into the Credit Agreement that provides for a $500.0 million revolving credit facility (the “Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $40.0 million sublimit for the issuance of swingline loans used to fund short-term working capital requirements. The Credit Agreement also contains an accordion feature whereby Predecessor US Ecology may request up to $200.0 million of additional funds through an increase to the Revolving Credit Facility, through incremental term loans, or some combination thereof. As described herein, the Credit Agreement was amended in August and November 2019 in connection with the NRC Merger; and further amended on June 26, 2020 and June 29, 2021 pursuant to the Third Amendment and Fourth Amendment (each as defined herein), respectively.

During the year ended December 31, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.00%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $440.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of December 31, 2021.

As modified by the Fourth Amendment as described herein, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At December 31, 2021, there were $303.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due on June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement) and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2021, there were no borrowings outstanding subject to the Sweep Arrangement.

As of December 31, 2021, the availability under the Revolving Credit Facility was $71.2 million, subject to our leverage covenant limitation, with $12.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

Amendments to the Credit Agreement

On August 6, 2019, Predecessor US Ecology entered into the First Amendment (as defined herein). Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance the indebtedness of NRC and pay related transaction expenses in connection with the NRC Merger, modified the accordion feature allowing Predecessor US Ecology to request up to the greater of (x) $250.0 million and (y) 100% of Consolidated EBITDA (as defined in the credit agreement) plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the Second Amendment (as defined herein). Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the year ended December 31, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.86%.

On June 26, 2020, Predecessor US Ecology entered into the Third Amendment. Among other things, the Third Amendment amended the Credit Agreement to provide a covenant relief period through the earlier of March 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein. During the covenant relief period, the Third Amendment increased Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.00 to 1.00 ratio in effect immediately before giving effect to the Third Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, during the covenant relief period, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin, which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to Consolidated EBITDA (as defined in the Credit Agreement).

On June 29, 2021, Predecessor US Ecology entered into the Fourth Amendment. Among other things, the Fourth Amendment amends the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement). The Fourth Amendment also amends the Credit Agreement (i) to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and (ii) to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. During the covenant relief period until the fiscal quarter ending December 31, 2022, the Fourth Amendment increases Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter to certain ratios above the 4.50 to 1.00 ratio otherwise in effect after giving effect to the Fourth Amendment, subject to compliance with certain restrictions on restricted payments and permitted acquisitions during such covenant relief period. Furthermore, after giving effect to the Fourth Amendment and whether or not the covenant relief period is in effect, (i) if the Borrower’s consolidated total net leverage ratio is equal to or greater than 4.00 to 1.00 but less than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to the LIBOR plus 2.25% or a base rate plus 1.25% and the commitment fee will step-up to 0.375% and (ii) if Predecessor US Ecology’s consolidated total net leverage ratio is greater than 4.50 to 1.00, the interest rate on all outstanding borrowings of revolving credit loans under the Credit Agreement will step-up to LIBOR plus 2.50% or a base rate plus 1.50% and the commitment fee will step-up to 0.40%, in each case, pursuant to the terms of the Credit Agreement. The Fourth Amendment also reset any outstanding usage of certain negative covenant baskets, including baskets in connection with the indebtedness, liens, investments, asset dispositions, restricted payments and affiliate transactions negative covenants.

See Note 16 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information on the Company’s debt.

Contractual Obligations and Guarantees

Contractual Obligations

US Ecology’s contractual obligations at December 31, 2021 become due as follows:

	Payments Due by Period
$s in thousands	Total	2022	2023-2024	2025-2026	Thereafter
Closure and post-closure obligations (1)	$393,660	$6,004	$21,183	$19,061	$347,412
Credit agreement obligations (2)	744,000	4,500	9,000	730,500	—
Interest expense (3)	99,405	22,306	43,373	33,726	—
Total contractual obligations (4)	$1,237,065	$32,810	$73,556	$783,287	$347,412
(1)	For the purposes of the table above, closure and post-closure obligations are shown on an undiscounted basis and inflated using an estimated annual inflation rate of 2.6%. Cash payments for closure and post-closure obligation extend to the year 2130.
(2)	At December 31, 2021, there were $303.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due on June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement). At December 31, 2021 there were $441.0 million of term loan borrowings outstanding. The term loan matures on November 1, 2026 and requires principal repayment of 1% annually.
(3)	Interest expense has been calculated using the interest rate of 2.59% in effect at December 31, 2021 on the unhedged variable-rate portion of the Revolving Credit Facility borrowings and 3.33% on the fixed rate hedged portion of the Revolving Credit Facility borrowings. Interest expense has been calculated using the interest rate of 2.59% in effect at December 31, 2021 on the unhedged variable-rate portion of the term loan borrowings and 3.33% on the fixed rate hedged portion of the term loan borrowings. The interest expense calculation reflects assumed payments on the Revolving Credit Facility and the term loan borrowings consistent with the disclosures in footnote (2) above.

(4)	As we are not able to reasonably estimate when we would make any cash payments to settle unrecognized tax benefits of $256,000, such amounts have not been included in the table above.

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

We estimate that our undiscounted future closure and post-closure costs for all facilities was approximately $393.7 million at December 31, 2021, with a median payment year of 2076. Our future closure and post-closure estimates are our best estimate of current costs and are updated periodically to reflect current technology, cost of materials and services, applicable laws, regulations, permit conditions or orders and other factors. These current costs are adjusted for anticipated annual inflation, which we assumed to be 2.6% as of December 31, 2021. These future closure and post-closure estimates are discounted to their present value for financial reporting purposes using our credit-adjusted risk-free interest rate, which approximates our incremental long-term borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. At December 31, 2021, our weighted-average credit-adjusted risk-free interest rate was 5.3%. For financial reporting purposes, our recorded closure and post-closure obligations were $98.9 million and $95.9 million as of December 31, 2021 and 2020, respectively.

Through December 31, 2021, we have met our financial assurance requirements through insurance, surety bonds, standby letters of credit and self-funded restricted trusts.

U.S. Operating and Non-Operating Facilities

We cover our closure and post-closure obligations for our U.S. operating facilities through the use of third-party insurance policies, surety bonds and standby letters of credit. As of December 31, 2021, we had provided collateral of $721,000 in funded trust agreements, $13.8 million in surety bonds, issued $2.8 million in letters of credit for financial assurance and have insurance policies of approximately $120.5 million for closure and post-closure obligations at covered U.S. operating and non-operating facilities. Cash held in funded trust agreements for our closure and post-closure obligations is identified as Restricted cash and investments on our consolidated balance sheets.

All closure and post-closure funding obligations for our Beatty, Nevada and Richland, Washington facilities revert to the respective state. Volume based fees are collected from our customers and remitted to state-controlled trust funds to cover the estimated cost of closure and post-closure obligations.

Stablex

We use commercial surety bonds to cover our closure obligations for our Stablex facility located in Blainville, Québec, Canada. Our lease agreement with the Province of Québec requires that the surety bond be maintained for 25 years after the lease expires in 2023. At December 31, 2021 we had $873,000 in commercial surety bonds dedicated for closure obligations. These bonds were renewed in November and December 2021 and expire in November and December 2022. Post-closure funding obligations for the Stablex landfill revert back to the Province of Québec through a dedicated trust account that is funded based on a per-metric-ton disposed fee by Stablex.

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

Transportation and logistics revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customer or using expected cost-plus margin. Transportation revenue is recognized over time as the waste is transported.

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

Our disposal facility retirement obligations represent the present value of current cost estimates to close, maintain and monitor landfills and support facilities as described above. Cost estimates are developed using input from independent engineers, internal technical and accounting managers, as well as our environmental management group’s interpretation of current legal and regulatory requirements, and are intended to approximate fair value. We estimate the timing of future payments based on expected annual disposal airspace consumption and then inflate the current cost estimate by an inflation rate, estimated at December 31, 2021 to be 2.6%. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2021 was approximately 5.3%. Final closure and post-closure obligations are currently estimated as being paid through the year 2130. During 2021 we updated several assumptions, including estimated costs and timing of closing our disposal cells. These updates resulted in a net increase to our post-closure obligations of $732,000 in 2021.

We update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill cell on an annual basis. Changes in inflation rates or the estimated costs, timing or extent of the required future activities to close, maintain and monitor landfills and facilities result in both: (i) a current adjustment to the recorded liability and related asset and (ii) a change in accretion and amortization rates which are applied prospectively over the remaining life of the asset. A hypothetical 1% increase in the inflation rate would increase our closure/post-closure obligation by $24.4 million. A hypothetical 10% increase in our cost estimates would increase our closure/post-closure obligation by $10.5 million.

Goodwill and Intangible Assets

Goodwill

As of December 31, 2021, the Company’s goodwill balance was $413.1 million. We assess goodwill for impairment during the fourth quarter as of October 1 of each year, and also if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The assessment consists of comparing the fair value of the reporting unit to the carrying value of the net assets assigned to the reporting unit, including goodwill. Some of the factors that could indicate impairment include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or failure to generate sufficient cash flows at the reporting unit. For example, field services represents an emerging business for the Company and has been the focus of a shift in strategy since the acquisition of NRC and EQ. Failure to execute on planned growth initiatives within this business could lead to the impairment of goodwill and intangible assets in future periods.

We determine our reporting units by identifying the components of each operating segment, and then aggregate components having similar economic characteristics based on quantitative and/or qualitative factors. At December 31, 2021, we had seven reporting units, six of which had allocated goodwill.

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2021 indicated that the fair value of each of our reporting units was in excess of its respective carrying value.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste (“EW”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EW reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. During the fourth quarter of 2020, the Company finalized the purchase price allocation related to the NRC Merger. The finalization of fair value estimates during the fourth quarter of 2020, and resulting final determination of goodwill by reporting unit, resulted in an increase in the amount of goodwill assigned to the EW reporting unit and a decrease in the amount of goodwill assigned to the International reporting unit.  $80.3 million of additional goodwill assigned to the EW reporting unit was immediately impaired in the fourth quarter of 2020 based on the fair value of the reporting unit determined in the Interim Assessment. The decrease in goodwill assigned to the International reporting unit resulted in the reversal in the fourth quarter of 2020 of $11.2 million of International reporting unit goodwill impairment charges recorded in the first quarter of 2020.

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

The results of the annual assessment of non-amortizing intangible assets undertaken in the fourth quarter of 2021 indicated no impairment charges were required.

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

Share-Based Payments

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

The Omnibus Plan expires on March 31, 2031 and authorizes 3,272,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2021, 2,088,750 shares of common stock remain available for grant under the Omnibus Plan.

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

As of December 31, 2021, we have PSU awards outstanding under the Omnibus Plan. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 200% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined based on total stockholder return relative to a set of peer companies, over a 2.5-year performance period. Refer to Note 19 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of the assumptions utilized in the Monte Carlo valuation of PSU awards at the date of grant.

As of December 31, 2021, we have stock option awards outstanding under the 2008 Stock Option Plan and the Omnibus Plan.

The determination of fair value of stock option awards on the date of grant using the Black-Scholes model is affected by our stock price and subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and expected stock price volatility over the term of the awards. Refer to Note 19 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a summary of the assumptions utilized in 2021, 2020 and 2019. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

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

We account for income taxes using an asset and liability method, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of temporary differences that currently exist between the tax basis and the financial reporting basis of our subsidiaries’ assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax laws and tax rates on deferred tax assets and liabilities are recognized in operations in the period that includes the enactment date.

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

As of December 31, 2021, the Company had accumulated undistributed earnings generated by our foreign subsidiaries of approximately $79.1 million. Any additional taxes due with respect to such earnings or the excess of the amount for financial reporting over the tax basis of our foreign investments would generally be limited to foreign withholding taxes and state income taxes. We intend, however, to indefinitely reinvest these earnings and expect future U.S. cash generation to be sufficient to meet future U.S. cash needs.

See Note 17 to the Consolidated Financial Statements in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding income taxes.

Litigation

Information with respect to this item may be found in Note 18 to the Consolidated Financial Statements included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under the caption “Litigation and Regulatory Proceedings” which information is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or interests in variable interest entities that would require consolidation. US Ecology operates through its direct and indirect subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At December 31, 2021, $3.8 million in restricted cash and investments, cash and cash equivalents and other short-term investments were invested in fixed-income U.S. Treasury and U.S. government agency securities and money market accounts.

We are exposed to changes in interest rates as a result of our Revolving Credit Facility and term loan borrowings under the Credit Agreement. Our Revolving Credit Facility borrowings incur interest at a base rate (as defined in the Credit

Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to Consolidated EBITDA (as defined in the Credit Agreement). Our term loan bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s).

In March 2020, the Company entered into an interest rate swap agreement with the intention of hedging the Company’s interest rate exposure on a portion of the Company’s outstanding LIBOR-based variable-rate debt. Under the terms of the swap, the Company pays interest at the fixed effective rate of 0.83% and receives interest at the variable one-month LIBOR rate on an initial notional amount of $500.0 million.

As of December 31, 2021, there were $303.0 million of Revolving Credit Facility loans and $441.0 million of term loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the effective date of the interest rate swap on March 31, 2020, we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the term loan.

Based on the outstanding indebtedness under the Credit Agreement on December 31, 2021 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $1.3 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. We operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During 2021 we recorded approximately $80.6 million, or 8%, of our revenue in Canada, $41.2 million, or 4%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At December 31, 2021, we had $7.6 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During 2021, the CAD strengthened as compared to the USD resulting in a $153,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of December 31, 2021, a $0.01 CAD increase or decrease in currency rate compared to the USD at December 31, 2021 would have generated a gain or loss of approximately $76,000 for the year ended December 31, 2021.

We had a total pre-tax foreign currency loss of $171,000 for the year ended December 31, 2021. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of US Ecology, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matter

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

Impairment Assessment – Goodwill in the Energy Waste Reporting Unit - Refer to Notes 2, 3, and 13 to the consolidated financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the estimated fair value of each of the Company’s reporting units to their respective carrying value. Determination of the estimated fair value of a reporting unit requires judgement as to the future operating results of the reporting unit as well as the level of risks inherent in the projections.  The Company estimates the fair value of its reporting units using a weighting of fair values derived from the income and market approaches.

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

Changes in these estimates and assumptions could have a significant impact on the determination of the estimated fair value, and any related goodwill asset impairment charge.

The Company evaluates goodwill assets for impairment annually, and more frequently if circumstances indicate the possibility of impairment.

We identified the evaluation of the Energy Waste reporting unit’s goodwill impairment assessment as a critical audit matter because small changes to valuation assumptions, specifically the forecasted revenues and the discount rate, could have a significant impact on the reporting unit fair value.

Auditing these assumptions involved extensive audit effort, including the need to involve our fair value specialists due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted revenue and the selection of the discount rate for the impairment test included the following:

●	We tested the effectiveness of controls over the management’s goodwill impairment evaluation, including the controls related to management’s forecasted revenues and the selection of the discount rate.
●	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
●	We performed a sensitivity analysis to evaluate the risk of material misstatement of key business and valuation assumptions used in the fair value model.
●	We evaluated the reasonableness of management’s revenue forecasts by comparing the forecasts to:
Historical forecasts and results of operations.
Information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology used and evaluated the reasonableness of the discount rate applied by:
Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Boise, Idaho

February 28, 2022

We have served as the Company’s auditor since 2009.

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$67,487	$73,848
Receivables, net	250,154	241,978
Prepaid expenses and other current assets	32,136	28,379
Income taxes receivable	14,441	18,279
Total current assets	364,218	362,484

Property and equipment, net	456,384	456,637
Operating lease assets	43,607	51,474
Restricted cash and investments	1,567	5,598
Intangible assets, net	489,573	523,988
Goodwill	413,126	413,037
Other assets	36,923	18,065
Total assets	$1,805,398	$1,831,283

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$64,793	$35,881
Deferred revenue	15,950	15,267
Accrued liabilities	51,265	59,296
Accrued salaries and benefits	29,438	30,918
Income taxes payable	559	977
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	5,771	6,471
Current portion of operating lease liabilities	15,799	17,048
Total current liabilities	186,934	169,217

Long-term debt	735,125	782,484
Long-term closure and post-closure obligations	93,149	89,398
Long-term operating lease liabilities	28,477	35,069
Other long-term liabilities	13,907	32,201
Deferred income taxes, net	123,482	120,983
Total liabilities	1,181,074	1,229,352

Commitments and contingencies (See Note 18)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 shares issued and outstanding	315	315
Additional paid-in capital	821,970	820,567
Retained deficit	(183,115)	(188,452)
Treasury stock, at cost, 242 and 358 shares, respectively	(10,652)	(15,841)
Accumulated other comprehensive loss	(4,194)	(14,658)
Total stockholders’ equity	624,324	601,931
Total liabilities and stockholders’ equity	$1,805,398	$1,831,283

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Revenue	$988,001	$933,854	$685,509
Direct operating costs	754,923	683,703	475,675
Gross profit	233,078	250,151	209,834
Selling, general and administrative expenses	199,732	206,169	141,123
Goodwill and intangible asset impairment charges	—	404,900	—
Operating income (loss)	33,346	(360,918)	68,711
Other income (expense):
Interest income	1,417	258	605
Interest expense	(28,966)	(32,595)	(19,239)
Foreign currency loss	(171)	(1,134)	(733)
Other	4,476	788	455
Total other expense	(23,244)	(32,683)	(18,912)

Income (loss) before income taxes	10,102	(393,601)	49,799
Income tax expense (benefit)	4,765	(4,242)	16,659
Net income (loss)	$5,337	$(389,359)	$33,140

Earnings (loss) per share:
Basic	$0.17	$(12.51)	$1.41
Diluted	$0.17	$(12.51)	$1.40

Shares used in earnings (loss) per share calculation:
Basic	31,138	31,126	23,521
Diluted	31,373	31,126	23,749

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income (loss)	$5,337	$(389,359)	$33,140
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(1,505)	3,055	3,772
Net changes in interest rate hedge, net of taxes of $3,182, $(1,557) and $(488), respectively	11,969	(5,859)	(1,835)
Comprehensive income (loss), net of tax	$15,801	$(392,163)	$35,077

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$5,337	$(389,359)	$33,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	70,799	66,561	41,423
Amortization of intangible assets	34,614	37,344	15,491
Accretion of closure and post-closure obligations	5,363	4,000	4,388
Goodwill and intangible asset impairment charges	—	404,900	—
Integration-related property and equipment charges	—	3,067	—
Property and equipment impairment charges	—	—	25
Unrealized foreign currency gain	(1,647)	(1,472)	(666)
Deferred income taxes	(635)	(4,148)	6,601
Share-based compensation expense	7,478	6,651	5,544
Share-based payments of business development and integration expenses	411	1,182	3,717
Unrecognized tax benefits	16	(8)	(238)
Net (gain) loss on disposition of assets	(116)	1,504	426
Gain on insurance proceeds from damaged property and equipment	—	—	(12,366)
Amortization and write-off of debt issuance costs	2,440	2,217	1,007
Amortization and write-off of debt discount	161	161	27
Change in fair value of contingent consideration	282	(3,682)	349
Change in fair value of minority interest investment	(3,509)	—	—
Changes in assets and liabilities (net of effects of business acquisitions):
Receivables	(14,685)	8,381	(9,357)
Income taxes receivable	3,830	(7,049)	(4,163)
Other assets	(5,271)	(5,443)	(2,163)
Accounts payable and accrued liabilities	15,985	(13,628)	(10,706)
Deferred revenue	658	(1,619)	967
Accrued salaries and benefits	(1,483)	(121)	8,326
Income taxes payable	(430)	(549)	(244)
Closure and post-closure obligations	(3,279)	(1,744)	(1,912)
Net cash provided by operating activities	116,319	107,146	79,616
Cash flows from investing activities:
Purchases of property and equipment	(68,666)	(57,399)	(58,100)
Proceeds from sale of property and equipment	2,431	1,897	1,182
Minority interest investment	(712)	—	(7,870)
Proceeds from sale of short-term investments	2,142	—	—
Purchases of restricted investments	(1,017)	(1,615)	(1,197)
Proceeds from sale of restricted investments	1,267	1,483	1,145
Business acquisitions (net of cash acquired)	—	(3,309)	(399,599)
Insurance proceeds from damaged property and equipment	—	1,305	12,714
Payment of acquired contingent consideration liabilities	—	—	(4,000)
Net cash used in investing activities	(64,555)	(57,638)	(455,725)
Cash flows from financing activities:
Proceeds from short-term borrowings	61,326	72,353	77,997
Payments on short-term borrowings	(61,326)	(72,353)	(77,997)
Payments on long-term debt	(48,500)	(74,500)	(80,000)
Payment of equipment financing obligations	(5,616)	(6,327)	(1,539)
Payment of acquired contingent consideration liabilities	(2,553)	(2,517)	—
Deferred financing costs paid	(957)	(1,144)	(9,416)
Repurchase of common stock	(465)	(18,332)	(915)
Proceeds from long-term debt	—	90,000	491,875
Dividends paid	—	(5,667)	(15,890)
Other	—	28	319
Net cash (used in) provided by financing activities	(58,091)	(18,459)	384,434

Effect of foreign exchange rate changes on cash	277	1,915	1,062

(Decrease) increase in Cash and cash equivalents and restricted cash	(6,050)	32,964	9,387
Cash and cash equivalents and restricted cash at beginning of year	75,104	42,140	32,753
Cash and cash equivalents and restricted cash at end of year	$69,054	$75,104	$42,140

Reconciliation of Cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of year	73,848	41,281	31,969
Restricted cash at beginning of year	1,256	859	784
Cash and cash equivalents and restricted cash at beginning of year	$75,104	$42,140	$32,753
Cash and cash equivalents at end of year	67,487	73,848	41,281
Restricted cash at end of year	1,567	1,256	859
Cash and cash equivalents and restricted cash at end of year	$69,054	$75,104	$42,140

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

						Accumulated
	Common		Additional	Retained		Other
	Shares	Common	Paid-In	Earnings	Treasury	Comprehensive
	Issued	Stock	Capital	(Deficit)	Stock	Loss	Total
Balance at December 31, 2018	22,040,144	220	$183,834	$189,324	$(370)	$(13,791)	$359,217
Net income	—	—	—	33,140	—	—	33,140
Other comprehensive income	—	—	—	—	—	1,937	1,937
Common stock issued in NRC Merger	9,337,949	93	581,008	—	—	—	581,101
Replacement warrants, restricted stock and stock options issued in NRC Merger	—	—	45,359	—	—	—	45,359
Dividends paid	—	—	—	(15,890)	—	—	(15,890)
Share-based compensation	—	—	5,544	—	—	—	5,544
Share-based payments of business development and integration expenses	—	—	3,717	—	—	—	3,717
Stock option exercises	8,235	—	319	—	—	—	319
Repurchase of common stock: 14,462 shares	—	—	—	—	(916)	—	(916)
Issuance of restricted common stock	78,175	2	(1,516)	—	—	—	(1,514)
Issuance of performance common stock	9,540	—	(634)	—	—	—	(634)
Issuance of restricted common stock from treasury shares	—	—	(514)	—	514	—	—
Cancellation of treasury shares	(13,359)	—	(772)	—	772	—	—
Balance at December 31, 2019	31,460,684	315	816,345	206,574	—	(11,854)	1,011,380
Net loss	—	—	—	(389,359)	—	—	(389,359)
Other comprehensive loss	—	—	—	—	—	(2,804)	(2,804)
Dividends paid	—	—	—	(5,667)	—	—	(5,667)
Share-based compensation	—	—	6,651	—	—	—	6,651
Share-based payments of business development and integration expenses	—	—	1,182	—	—	—	1,182
Stock option exercises	3,142	—	28	—	—	—	28
Repurchase of common stock: 414,769 shares	—	—	—	—	(18,332)	—	(18,332)
Issuance of restricted common stock	45,111	—	(286)	—	—	—	(286)
Issuance of performance common stock	3,387	—	(210)	—	—	—	(210)
Issuance of restricted common stock from treasury shares	—	—	(3,143)	—	2,491	—	(652)
Balance at December 31, 2020	31,512,324	315	820,567	(188,452)	(15,841)	(14,658)	601,931
Net income	—	—	—	5,337	—	—	5,337
Other comprehensive income	—	—	—	—	—	10,464	10,464
Share-based compensation	—	—	7,478	—	—	—	7,478
Share-based payments of business development and integration expenses	—	—	411	—	—	—	411
Repurchase of common stock: 12,788 shares	—	—	—	—	(465)	—	(465)
Issuance of restricted common stock and common stock from treasury shares	—	—	(6,486)	—	5,654	—	(832)
Balance at December 31, 2021	31,512,324	315	$821,970	$(183,115)	$(10,652)	$(4,194)	$624,324

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

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, money market accounts or short-term investments with original maturities of 90 days or less at the date of acquisition. Cash and cash equivalents totaled $67.5 million and $73.8 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, we had $54.4 million and $59.3 million, respectively, of cash at our operations outside the United States.

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

Unbilled receivables are recorded for work performed under contracts that have not yet been invoiced to customers and arise due to the timing of billings. Substantially all unbilled receivables at December 31, 2021, were billed in the following month.

Restricted Cash and Investments

Restricted cash and investments of $1.6 million and $5.6 million at December 31, 2021 and 2020, respectively, represent funds held in third-party managed trust accounts as collateral for our financial assurance obligations for post-closure activities at our non-operating facilities and other restricted funds related to deferred compensation plans. These funds are primarily invested in money market accounts.

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

Transportation and logistics revenue results from delivering customer waste to a disposal facility for treatment and/or disposal or recycling. Transportation services are generally not provided on a stand-alone basis and instead are bundled with other Company services. However, in some instances we provide transportation and logistics services for shipment of waste from cleanup sites to disposal facilities operated by other companies. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customer or using expected cost-plus margin. Transportation revenue is recognized over time as the waste is transported.

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

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed, and is recognized when these services are performed. During the year ended December 31, 2021 and 2020, we recognized $15.1 million and $14.7 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

Property and Equipment

Property and equipment are recorded at cost and depreciated on the straight-line method over estimated useful lives. Replacements and major repairs of property and equipment are capitalized and retirements are made when assets are disposed of or when the useful life has been exhausted. Minor components and parts are expensed as incurred. Repair and maintenance expenses were $29.5 million, $26.9 million and $20.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment facility development costs and amortizing intangible assets. The recoverability of long-lived assets is evaluated periodically through analysis of operating results and consideration of other significant events or changes in the business environment. If an operating unit had indications of possible impairment, we would evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations over the remaining amortization period. If an impairment loss were to exist, the carrying amount of the related long-lived assets would be reduced to their estimated fair value. We did not observe any events or changes in circumstances in 2021 that indicated the carrying value of our long-lived assets may not be recoverable.

Share-Based Payments

The Company has elected to account for forfeitures of share-based awards as they occur, rather than estimate expected forfeitures. See Note 19 for additional information related to our accounting policies for share-based payments.

Debt Issuance Costs & Debt Discount

Debt issuance costs and debt discount are amortized over the scheduled maturity of the underlying debt instrument. Amortization of debt issuance costs and debt discount is included as a component of interest expense in the consolidated statements of operations. Unamortized debt discount and debt issuance costs associated with our term loan were $5.5 million and $6.7 million at December 31, 2021 and 2020, respectively, and have been recorded as a reduction of the Current portion of long-term debt and Long-term debt in the consolidated balance sheets. Unamortized debt issuance costs associated with our Revolving Credit Facility were $4.8 million and $5.3 million at December 31, 2021 and 2020, respectively, and have been recorded in Prepaid expenses and other current assets and Other assets in the consolidated balance sheets.

Derivative Instruments

In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. Changes in the fair value of the interest rate swap are recorded as a component of accumulated other comprehensive income within stockholders’ equity, and are recognized in interest expense in the period in which the payment is settled, or for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign Currency

The assets, liabilities and results of operations of certain of our foreign subsidiaries are measured using their functional currency which is the currency of the primary foreign economic environment in which they operate. Assets and liabilities are translated to U.S. dollars (“USD”) at the exchange rate in effect at the balance sheet date and revenue and expenses at the average exchange rate for the period. Gains and losses from the translation of the consolidated financial statements of our foreign subsidiaries into USD are included in stockholders’ equity as a component of Accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions are recognized in the consolidated statements of operations. Recorded balances that are denominated in a currency other than the functional currency are re-measured to the functional currency using the exchange rate at the balance sheet date and gains or losses are recorded in the statements of operations.

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

Insurance

Accrued costs for our self-insured healthcare coverage were $3.4 million and $3.3 million at December 31, 2021 and 2020, respectively.

Earnings (Loss) Per Share

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$372,204	$50,327	$20,997	$443,528
Services Revenue:
Transportation and Logistics (2)	79,045	29,096	8,978	117,119
Industrial Services (3)	—	121,357	2,814	124,171
Small Quantity Generation (4)	—	55,158	—	55,158
Total Waste Management (5)	—	39,949	—	39,949
Remediation (6)	—	48,224	—	48,224
Emergency Response (7)	—	138,425	18	138,443
Other (8)	—	17,651	3,758	21,409
Revenue	$451,249	$500,187	$36,565	$988,001

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$354,055	$47,781	$18,884	$420,720
Services Revenue:
Transportation and Logistics (2)	71,358	34,218	7,184	112,760
Industrial Services (3)	—	118,584	4,178	122,762
Small Quantity Generation (4)	—	48,049	—	48,049
Total Waste Management (5)	—	35,401	—	35,401
Remediation (6)	—	30,225	—	30,225
Emergency Response (7)	—	140,253	—	140,253
Other (8)	—	19,243	4,441	23,684
Revenue	$425,413	$473,754	$34,687	$933,854

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$359,847	$18,523	$6,039	$384,409
Services Revenue:
Transportation and Logistics (2)	80,700	40,670	2,877	124,247
Industrial Services (3)	—	38,861	1,200	40,061
Small Quantity Generation (4)	—	37,471	—	37,471
Total Waste Management (5)	—	33,794	—	33,794
Remediation (6)	—	13,307	—	13,307
Emergency Response (7)	—	41,088	—	41,088
Other (8)	—	8,688	2,444	11,132
Revenue	$440,547	$232,402	$12,560	$685,509
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the years ended December 31, 2021, 2020 and 2019, 24%, 27% and 22%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 76%, 73% and 78% of our treatment and disposal revenue for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-then-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our TWM program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes services such as spill response, waste analysis and treatment and disposal planning as well as government-mandated, commercial standby oil spill compliance solutions and services that we provide to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(8)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the EMEA region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$374,414	$450,276	$36,565	$861,255
Canada	76,835	3,785	—	80,620
EMEA	—	41,218	—	41,218
Other (1)	—	4,908	—	4,908
Total revenue	$451,249	$500,187	$36,565	$988,001

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$355,226	$445,405	$34,687	$835,318
Canada	70,187	3,064	—	73,251
EMEA	—	19,947	—	19,947
Other (1)	—	5,338	—	5,338
Total revenue	$425,413	$473,754	$34,687	$933,854

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
United States	$354,625	$221,942	$12,560	$589,127
Canada	85,922	2,577	—	88,499
EMEA	—	5,079	—	5,079
Other (1)	—	2,804	—	2,804
Total revenue	$440,547	$232,402	$12,560	$685,509

(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

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

The payment of transaction fees and expenses and repayment of $398.4 million of NRC’s debt were funded using proceeds from a $450.0 million seven-year term loan. See Note 16 for additional information on the Company’s debt.

As of October 31, 2020, the Company finalized the purchase accounting for the NRC Merger. The following table summarizes the final NRC Merger purchase price allocation:

Purchase Price
$s in thousands	Allocation
Current assets	$130,110
Property and equipment	170,208
Identifiable intangible assets	309,500
Other assets	41,687
Current liabilities	(89,733)
Deferred income tax liabilities	(54,974)
Other liabilities	(59,363)
Total identifiable net assets	447,435
Goodwill	577,398
Total purchase price	$1,024,833

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

(unaudited)
$s in thousands	2019
Pro forma combined:
Revenue	$1,048,745
Net income (loss)	$11,775

The amounts of revenue and operating loss from NRC included in the Company’s consolidated statements of operations for the year ended December 31, 2019 was $70.2 million and $9.1 million, respectively. NRC Merger-related business development and integration expenses of $2.4 million, $11.5 million and $24.4 million are included in Selling, general and administrative expenses in the Company’s consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

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

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2019	$(10,925)	$(929)	$(11,854)
Other comprehensive income (loss) before reclassifications, net of tax	3,055	(8,494)	(5,439)
Amounts reclassified out of AOCI, net of tax (1)	—	2,635	2,635
Other comprehensive income (loss), net	3,055	(5,859)	(2,804)
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
Other comprehensive (loss) income before reclassifications, net of tax	(1,505)	9,010	7,505
Amounts reclassified out of AOCI, net of tax (2)	—	2,959	2,959
Other comprehensive (loss) income, net	(1,505)	11,969	10,464
Balance at December 31, 2021	$(9,375)	$5,181	$(4,194)
(1)	Before-tax reclassifications of $3.3 million ($2.6 million, after-tax) for the year ended December 31, 2020 were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity.
(2)	Before-tax reclassifications of $3.7 million ($3.0 million, after-tax) for the year ended December 31, 2021 were included in Interest expense in the Company’s consolidated statements of operations. Amount relates to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be recognized as interest expense over the next 12 months total approximately $2.8 million ($2.2 million after tax).

NOTE 7. DISCLOSURE OF SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,
$s in thousands	2021	2020	2019
Income taxes and interest paid:
Income taxes paid, net of receipts	$1,951	$7,774	$14,777
Interest paid	25,771	28,433	17,204
Non-cash investing and financing activities:
Fair value of equity issued for acquisition of NRC	$—	$—	$626,460
Adjustments to closure/post-closure retirement asset	732	5,422	(221)
Capital expenditures in accounts payable	7,702	4,712	2,882
Acquisition of equipment with financing arrangements	—	6,197	2,481
Restricted common stock and common stock issuances from treasury shares	5,654	2,491	514

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

In each of September 2019 and March 2021, the Company invested $7.9 million and $712,000, respectively, in the preferred stock of a privately held company. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. In March 2021, in connection with our incremental investment of $712,000, we observed that the fair value of our initial investment of $7.9 million increased by $3.5 million and, accordingly, recognized a gain on our minority interest investment of $3.5 million. The fair value of our minority interest investment is included in Other assets in the Company’s consolidated balance sheets. Changes in the fair value of our minority interest investment are included in Other income in the Company’s consolidated statements of operations. As of December 31, 2021, there have been no identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At December 31, 2021, the fair value of the Company’s variable-rate term loan was estimated to be $442.3 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company estimates the fair value of its contingent consideration liabilities using Level 3 inputs, including both observable and unobservable inputs. As a result, unrealized gains and losses may include changes in fair value that are attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 consisted of the following:

	2021
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,695	$255	$—	$1,950
Money market funds (2)	1,886	—	—	1,886
Interest rate swap agreement (3)	—	5,022	—	5,022
Total	$3,581	$5,277	$—	$8,858

	2020
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$2,914	$1,427	$—	$4,341
Money market funds (2)	1,319	—	—	1,319
Total	$4,233	$1,427	$—	$5,660

Liabilities:
Interest rate swap agreement (3)	$—	$9,744	$—	$9,744
Contingent consideration (4)	—	—	2,173	2,173
Total	$—	$9,744	$2,173	$11,917
(1)	We have short-term investments in fixed-income securities, including U.S. Treasury and U.S. agency securities. We measure the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measure the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximates our cost basis in the investments.
(2)	We invest portions of our Cash and cash equivalents and Restricted cash and investments in money market funds. We measure the fair value of these money market fund investments using quoted prices for identical assets in active markets. The portion of Restricted cash and investments that is invested in money market funds is considered restricted cash for purposes of reconciling the beginning-of-year and end-of-year amounts presented in the Company’s consolidated statements of cash flows.
(3)	In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 and October 2014 that effectively converts a portion of our variable-rate debt to a fixed interest rate. In connection with our entry into the March 2020 interest rate swap, we terminated the October 2014 interest rate swap prior to its scheduled maturity date of June 2021. The March 2020 interest rate swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The October 2014 interest rate swap was also designated as a highly effective cash flow hedge. The March 2020 interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreements are included in Other assets and Other long-term liabilities in the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.
(4)	Our contingent consideration liabilities represent the estimated fair value of potential future payments the Company may be required to remit under the terms of historical purchase agreements entered into by NRC prior to the NRC Merger. The payments are contingent on the acquired businesses’ achievement of annual earnings targets in certain years and other events considered in the purchase agreements. The fair value of our contingent consideration liabilities is calculated using either a Monte Carlo simulation or modified Black-Scholes analyses based on earnings projections for the respective earn-out periods, corresponding earnings thresholds, and approximate timing of payments as outlined in the purchase agreements. The analyses utilize the following assumptions: (i) expected term; (ii) risk-adjusted net sales or earnings; (iii) risk-free interest rate; and (iv) expected volatility of earnings. Estimated payments, as determined through the respective models, are discounted by a credit spread assumption to account for credit risk. As of December 30, 2021, we have settled all acquired contingent consideration liabilities associated with the NRC Merger. The fair value of our contingent consideration liability as of December 31, 2020 was $2.2 million and is included in Accrued liabilities in the Company’s consolidated balance sheet. We revalue our contingent consideration payments each period and any increases or decreases to fair value are included in Selling, general and administrative expenses in our consolidated statements of operations. Fair values may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020 are as follows:

$s in thousands	2021	2020
Contingent consideration, beginning of year	$2,173	$8,283
Change in fair value of contingent consideration	282	(3,682)
Contingent consideration paid	(2,553)	(2,517)
Foreign currency translation	98	89
Contingent consideration, end of year	$—	$2,173

NOTE 9. CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the years ended December 31, 2021, 2020 or 2019.

No customer accounted for more than 10% of total receivables as of December 31, 2021 or 2020.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables may be reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990. As of December 31, 2021, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

Labor Concentrations

As of December 31, 2021, approximately 500, or approximately 13%, of our employees were covered by collective bargaining agreements with various labor unions. Approximately 40% of these employees are covered by collective bargaining agreements that expired and are in negotiation as of December 31, 2021, or expire within one year of December 31, 2021.

NOTE 10. RECEIVABLES

Receivables as of December 31, 2021 and 2020 consisted of the following:

$s in thousands	2021	2020
Trade	$183,747	$186,502
Unbilled revenue	62,029	52,858
Other	7,421	5,554
Total receivables	253,197	244,914
Allowance for credit losses	(3,043)	(2,936)
Receivables, net	$250,154	$241,978

The allowance for credit losses is a provision for uncollectible accounts receivable and unbilled receivables. The allowance is evaluated and adjusted to reflect our expected credit losses based on collection history and an analysis of the accounts receivables aging. The allowance is decreased by accounts receivable as they are written off. The allowance is adjusted periodically to reflect actual experience. The change in the allowance during 2021, 2020 and 2019 was as follows:

		Charged
	Balance at	(Credited) to	Recoveries
	Beginning of	Costs and	(Deductions/		Balance at
$s in thousands	Period	Expenses	Write-offs)	Adjustments	End of Period
Year ended December 31, 2021	$2,936	$1,179	$(1,075)	$3	$3,043
Year ended December 31, 2020	$3,010	$(412)	$296	$42	$2,936
Year ended December 31, 2019	$2,998	$226	$(439)	$225	$3,010

NOTE 11. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 consisted of the following:

$s in thousands	2021	2020
Cell development costs	$203,217	$186,170
Land and improvements	74,298	65,953
Buildings and improvements	138,659	128,206
Railcars	17,299	17,299
Vehicles, vessels and other equipment	350,950	331,167
Construction in progress	54,609	44,840
Total property and equipment	839,032	773,635
Accumulated depreciation and amortization	(382,648)	(316,998)
Property and equipment, net	$456,384	$456,637

Depreciation and amortization expense was $70.8 million, $66.6 million and $41.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Lease assets and liabilities as of December 31, 2021 and 2020 consisted of the following:

$s in thousands	2021	2020
Assets:
Operating right-of-use assets (1)	$43,607	$51,474
Finance right-of-use assets (2)	17,290	21,209
Total	$60,897	$72,683

Liabilities:
Current:
Operating (3)	$15,799	$17,048
Finance (4)	4,969	4,462
Long-term:
Operating (5)	28,477	35,069
Finance (6)	12,108	17,501
Total	$61,353	$74,080
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $13.3 million and $8.0 million as of December 31, 2021 and 2020, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Year Ended December 31,
$s in thousands	2021	2020
Operating lease cost (1)	$19,950	$20,880
Finance lease cost:
Amortization of leased assets (2)	5,249	5,312
Interest on lease liabilities (3)	1,012	1,221
Total	$26,211	$27,413
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Year Ended December 31,
$s in thousands	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,687	$20,297
Operating cash flows from finance leases	$1,012	$1,221
Financing cash flows from finance leases	$4,885	$4,659

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$10,010	$13,576
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$6,197

Other information related to our leases as of December 31, 2021 and 2020 is as follows:

	2021	2020
Weighted-average remaining lease term (years):
Operating leases	3.7	4.1
Finance leases	3.2	4.0
Weighted-average discount rate:
Operating leases	3.59%	3.69%
Finance leases	5.85%	5.86%

The Company’s maturity analysis of its lease liabilities as of December 31, 2021 is as follows:

	Operating	Finance
$s in thousands	Leases	Leases	Total
2022	$17,091	$5,694	$22,785
2023	13,617	5,668	19,285
2024	8,510	3,929	12,439
2025	3,366	3,565	6,931
2026	1,557	953	2,510
Thereafter	3,356	264	3,620
Total	$47,497	$20,073	$67,570
Less: Interest	3,221	2,996	6,217
Present value of lease liabilities	$44,276	$17,077	$61,353

NOTE 13. GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the years ended December 31, 2021 and 2020 were as follows:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2019	$166,415	$(6,870)	$298,579	$—	$308,856	$—	$766,980
Impairment charges	—	—	—	(19,900)	—	(363,900)	(383,800)
NRC Merger purchase price allocation adjustment	—	—	(61,735)	—	90,647	—	28,912
Impact Environmental acquisition	—	—	300	—	—	—	300
Foreign currency translation	448	—	197	—	—	—	645
Balance at December 31, 2020	$166,863	$(6,870)	$237,341	$(19,900)	$399,503	$(363,900)	$413,037
Foreign currency translation	62	—	27	—	—	—	89
Balance at December 31, 2021	$166,925	$(6,870)	$237,368	$(19,900)	$399,503	$(363,900)	$413,126

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

The result of the annual assessment of goodwill undertaken in the fourth quarter of 2021 indicated that the fair value of each of our reporting units was in excess of its respective carrying value.

In connection with our financial review and forecasting procedures performed during the first quarter of 2020, management determined that the projected future cash flows of our Energy Waste (“EW”) reporting unit and our International reporting unit (described below) indicated that the fair value of such reporting units may be below their respective carrying amounts. Accordingly, we performed an interim assessment of each reporting unit’s fair value as of March 31, 2020 (the “Interim Assessment”). Based on the results of the Interim Assessment, we recognized goodwill impairment charges of $283.6 million related to our EW reporting unit and $16.7 million related to our International reporting unit in the first quarter of 2020. During the fourth quarter of 2020, the Company finalized the purchase price allocation related to the NRC Merger. The finalization of fair value estimates during the fourth quarter of 2020, and resulting final determination of goodwill by reporting unit, resulted in an increase in the amount of goodwill assigned to the EW reporting unit and a decrease in the amount of goodwill assigned to the International reporting unit.  $80.3 million of additional goodwill assigned to the EW reporting unit was immediately impaired in the fourth quarter of 2020 based on the fair value of the reporting unit determined in the Interim Assessment. The decrease in goodwill assigned to the International reporting unit resulted in the reversal in the fourth quarter of 2020 of $11.2 million of International reporting unit goodwill impairment charges recorded in the first quarter of 2020.

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

Intangible assets as of December 31, 2021 and 2020 consisted of the following:

	2021			2020
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$174,959	$(27,170)	$147,789	$174,885	$(23,005)	$151,880
Customer relationships	340,065	(87,952)	252,113	340,032	(61,778)	278,254
Technology - formulae and processes	7,166	(2,531)	4,635	7,142	(2,293)	4,849
Customer backlog	3,652	(2,752)	900	3,652	(2,387)	1,265
Tradename	10,390	(10,390)	—	10,390	(8,015)	2,375
Developed software	2,903	(2,475)	428	2,902	(2,182)	720
Non-compete agreements	5,573	(5,211)	362	5,571	(4,318)	1,253
Internet domain and website	536	(213)	323	536	(184)	352
Database	390	(235)	155	389	(214)	175
Total amortizing intangible assets	545,634	(138,929)	406,705	545,499	(104,376)	441,123
Non-amortizing intangible assets:
Permits and licenses	82,734	—	82,734	82,732	—	82,732
Tradename	134	—	134	133	—	133
Total intangible assets	$628,502	$(138,929)	$489,573	$628,364	$(104,376)	$523,988

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

The results of the annual assessment of non-amortizing intangible assets undertaken in the fourth quarter of 2021 indicated no impairment charges were required.

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

Amortization expense relating to intangible assets was $34.6 million, $37.3 million and $15.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Foreign intangible asset carrying amounts are affected by foreign currency translation. Future amortization expense of amortizing intangible assets is expected to be as follows:

Expected
$s in thousands	Amortization
2022	$31,403
2023	31,216
2024	30,830
2025	30,586
2026	29,767
Thereafter	252,903
$406,705

NOTE 14. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

We maintain the US Ecology, Inc., 401(k) Savings and Retirement Plan (“the Plan”) for employees who voluntarily contribute a portion of their compensation, thereby deferring income for federal income tax purposes. Participants may contribute a percentage of salary up to the IRS limitations. The Company contributes a matching contribution equal to 55% of participant contributions up to 6% of eligible compensation. The Company contributed matching contributions to the Plan of $6.4 million, $3.3 million and $3.0 million in 2021, 2020 and 2019, respectively.

The Company maintained 401(k) savings and retirement plans (“the NRC Plans”) for the employees that joined the Company through the NRC Merger, until the NRC Plans were merged into the Plan on January 1, 2021. The Company contributed matching contributions to the NRC Plans of $2.3 million and $325,000 in 2020 and 2019, respectively.

We also maintain the Stablex Canada Inc. Simplified Pension Plan (“the SPP”). This defined contribution plan covers substantially all of our non-union employees at our Blainville, Québec facility in Canada. Employees represented by the Unifor Section Local 171 receive Company contributions to the Regime de Retraite Par Financement Salarial pension plan and employees at our other Canadian facilities receive contributions to separate defined contribution plans. The Company contributes 5% to 9.5% of eligible compensation to these plans. The Company contributed $858,000, $782,000 and $719,000 in aggregate to these plans in 2021, 2020 and 2019, respectively.

Multi-Employer Defined Benefit Pension Plans

Certain of the Company’s wholly-owned subsidiaries participate in a total of four multi-employer defined benefit pension plans under the terms of collective bargaining agreements covering most of the subsidiaries’ union employees. Contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on stipulated rates per hours worked. Benefits under these plans are generally based on compensation levels and years of service.

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

Information regarding significant multi-employer pension benefit plans in which the Company participates is shown in the following table:

			Pension
			Protection Act
			Certified
	Plan Employer	Plan	Zone Status
Name of Plan	ID Number	Number	2021	2020
Operating Engineers Local 324 Pension Fund	38-1900637	001	Red	Red

The Company contributed $1.1 million and $1.0 million to the Operating Engineers Local 324 Pension Fund (the “Local 324 Plan”) in 2021 and 2020, respectively. The Company also contributed $157,000 and $205,000 to other multi-employer plans in 2021 and 2020, respectively, which are excluded from the table above as they are not individually significant.

Based on information as of April 30, 2021 and 2020, the year end of the Local 324 Plan, the Company’s contributions made to the Local 324 Plan represented less than 5% of total contributions received by the Local 324 Plan during the 2021 and 2020 plan years.

The certified zone status in the table above is defined by the Department of Labor and the Pension Protection Act of 2006 and represents the level at which the plan is funded. Plans in the red zone are less than 65% funded; plans in the yellow zone are less than 80% funded; and plans in the green zone are at least 80% funded. The certified zone status is as of the Local 324 Plan’s year-end of April 30, 2021 and 2020.

NOTE 15. CLOSURE AND POST-CLOSURE OBLIGATIONS

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

We do not presently bear significant financial responsibility for closure and/or post-closure care of the disposal facilities located on state-owned land at our Beatty, Nevada site, provincial-owned land in Blainville, Québec; or state-leased federal land on the Department of Energy Hanford Reservation near Richland, Washington. The states of Nevada and Washington and the province of Québec collect fees from us based on the waste received on a quarterly or annual basis. Such fees are deposited in dedicated, government-controlled funds to cover the future costs of closure and post-closure care and maintenance. Such fees are periodically reviewed for adequacy by the governmental authorities. We maintain a surety bond for closure costs associated with the Stablex facility. Our lease agreement with the province of Québec requires that the surety bond be maintained for 25 years after the lease expires. We also maintain surety bonds for closure costs associated with our energy waste landfills in Texas. Under the terms of our waste disposal permits for these landfills, financial security must be provided to the Railroad Commission of Texas in an amount necessary to close the facility. At December 31, 2021 we had $13.3 million in commercial surety bonds dedicated for closure obligations at our operating and non-operating disposal facilities.

In accounting for closure and post-closure obligations, which represent our asset retirement obligations, we recognize a liability as part of the fair value of future asset retirement obligations and an associated asset as part of the carrying amount of the underlying asset. This obligation is valued based on our best estimates of current costs and current estimated closure and post-closure costs taking into account current technology, material and service costs, laws and regulations. These cost estimates are increased by an estimated inflation rate, estimated to be 2.6% at December 31, 2021. Inflated current costs are then discounted using our credit-adjusted risk-free interest rate, which approximates our incremental borrowing rate, in effect at the time the obligation is established or when there are upward revisions to our estimated closure and post-closure costs. Our weighted-average credit-adjusted risk-free interest rate at December 31, 2021 approximated 5.3%.

Changes to reported closure and post-closure obligations for the years ended December 31, 2021 and 2020, were as follows:

$s in thousands	2021	2020
Closure and post-closure obligations, beginning of year	$95,869	$86,383
NRC Merger purchase price allocation adjustment	—	1,782
Accretion expense	5,363	4,000
Payments	(3,054)	(1,750)
Adjustments	732	5,422
Foreign currency translation	10	32
Closure and post-closure obligations, end of year	98,920	95,869
Less current portion	(5,771)	(6,471)
Long-term portion	$93,149	$89,398

Adjustment to the obligations represents changes in the expected timing or amount of cash expenditures based upon actual and estimated cash expenditures. The adjustments in 2021 were primarily attributable to a $584,000 increase in closure and post-closure obligations at our Belleville, Michigan operating facility due to an increase in estimated closure costs. The adjustments in 2020 were primarily attributable to a $5.4 million increase in closure and post-closure obligations at our Robstown, Texas operating facility due to placing a new landfill cell into service in the fourth quarter of 2020.

Changes in the reported closure and post-closure asset, recorded as a component of Property and equipment, net, in the consolidated balance sheets, for the years ended December 31, 2021 and 2020 were as follows:

$s in thousands	2021	2020
Net closure and post-closure asset, beginning of year	$26,532	$22,884
NRC Merger purchase price allocation adjustment	—	(389)
Additions or adjustments to closure and post-closure asset	732	5,422
Amortization of closure and post-closure asset	(1,614)	(1,407)
Foreign currency translation	12	22
Net closure and post-closure asset, end of year	$25,662	$26,532

NOTE 16. DEBT

Long-term debt consisted of the following:

	December 31,
$s in thousands	2021	2020
Revolving credit facility	$303,000	$347,000
Term loan	441,000	445,500
Unamortized term loan discount and debt issuance costs	(5,516)	(6,657)
Total debt	738,484	785,843
Current portion of long-term debt	(3,359)	(3,359)
Long-term debt	$735,125	$782,484

Future maturities of long-term debt, excluding unamortized discount and debt issuance costs, as of December 31, 2021 consisted of the following:

$s in thousands	Maturities
2022	$4,500
2023	4,500
2024	4,500
2025	4,500
2026	726,000
Thereafter	—
$744,000

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

On August 6, 2019, Predecessor US Ecology entered into the first amendment (the “First Amendment”) to the Credit Agreement. Effective November 1, 2019, the First Amendment, among other things, extended the expiration of the Revolving Credit Facility to November 1, 2024, permitted the issuance of a $400.0 million incremental term loan to be used to refinance the indebtedness of NRC and pay related transaction expenses in connection with the NRC Merger, modified the accordion feature allowing Predecessor US Ecology to request up to the greater of (x) $250.0 million and (y) 100% of Consolidated EBITDA (as defined in the Credit Agreement) plus certain additional amounts, increased the sublimit for the issuance of swingline loans to $40.0 million and increased the maximum consolidated total net leverage ratio to 4.00 to 1.00.

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the year ended December 31, 2021, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.86%.

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

The Revolving Credit Facility provides up to $500.0 million of revolving credit loans or letters of credit with the use of proceeds restricted solely for working capital and other general corporate purposes (including acquisitions and capital expenditures). As modified by the Fourth Amendment, under the Revolving Credit Facility, revolving credit loans are available based on a base rate (as defined in the Credit Agreement) or LIBOR, at the Company’s option, plus an applicable margin which is determined according to a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to Consolidated EBITDA (as defined in the Credit Agreement), as set forth in the table below:

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

During the year ended December 31, 2021, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 4.00%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

As modified by the Fourth Amendment, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). At December 31, 2021, there were $303.0 million of revolving credit loans outstanding on the Revolving Credit Facility, which are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of December 31, 2021, there were no borrowings outstanding subject to the Sweep Arrangement.

As of December 31, 2021, the availability under the Revolving Credit Facility was $71.2 million, subject to our leverage covenant limitation, with $12.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The Credit Agreement also contains as financial maintenance covenants a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio. Except as further modified by the Third Amendment and Fourth Amendment as described above, our consolidated total net leverage ratio as of the last day of each fiscal quarter may not exceed 4.50:1:00. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00. At December 31, 2021, we were in compliance with all of the financial covenants in the Credit Agreement.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $440.0 million, or approximately 59%, of the Revolving Credit Facility and term loan borrowings outstanding as of December 31, 2021. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remained probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date was amortized as additional interest expense over its original maturity.

The fair value of the interest rate swap as of December 31, 2021 is an asset of $5.0 million which is included in Other assets with the offset to Accumulated other comprehensive loss on the Company’s consolidated balance sheet. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $3.7 million of losses, $3.3 million of losses and $170,000 of gains, respectively, related to settlements of the interest rate swaps which were recorded as Interest expense on the Company’s consolidated statements of operations.

NOTE 17. INCOME TAXES

The domestic and foreign components of income (loss) before income taxes consisted of the following:

$s in thousands	2021	2020	2019
Domestic	$(10,567)	$(403,492)	$30,706
Foreign	20,669	9,891	19,093
Income (loss) before income taxes	$10,102	$(393,601)	$49,799

The components of the income tax expense (benefit) consisted of the following:

$s in thousands	2021	2020	2019
Current:
U.S. Federal	$(1,534)	$(9,905)	$3,120
State	68	3,062	1,547
Foreign	6,948	6,768	5,426
Total current	5,482	(75)	10,093
Deferred:
U.S. Federal	(509)	1,384	5,977
State	503	(2,859)	714
Foreign	(711)	(2,692)	(125)
Total deferred	(717)	(4,167)	6,566
Income tax expense (benefit)	$4,765	$(4,242)	$16,659

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	2021	2020	2019
Taxes computed at federal statutory rate	21.0%	21.0%	21.0%
Goodwill impairment charges	—	(20.4)	—
State income taxes (net of federal income tax benefit)	9.8	0.3	5.7
Share-based compensation	4.6	(0.1)	(0.4)
Research and development credits	(4.4)	0.1	(0.8)
Non-deductible transaction costs	1.6	—	3.4
Global intangible low taxed income	—	—	1.1
Foreign rate differential	11.0	(0.3)	2.5
Net operating loss reduction	—	(1.7)	—
Change in unrecognized tax benefits	—	1.7	—
State deferred rate differential	—	(0.1)	(1.6)
State credits	(5.1)	—	—
Assumed contingent liability	3.1	—	—
Non-deductible executive compensation	1.5	—	—
Non-deductible foreign expenses	4.3	—	—
Non-deductible political contributions	1.3	—	—
Net operating loss carryback rate differential	(4.6)	—	—
Other	3.1	0.6	2.6
	47.2%	1.1%	33.5%

The components of the total net deferred tax assets and liabilities as of December 31, 2021 and 2020 consisted of the following:

$s in thousands	2021	2020
Deferred tax assets:
Net operating losses	$16,963	$18,751
Operating leases	10,980	12,875
Foreign tax credit and capital loss carry forwards	5,579	4,928
Accruals, allowances and other	4,963	8,691
Environmental compliance and other site related costs	10,833	10,909
Unrealized foreign exchange gains	819	790
Total deferred tax assets	50,137	56,944
Less: valuation allowance	(4,164)	(4,207)
Net deferred tax assets	45,973	52,737
Deferred tax liabilities:
Property and equipment	(50,601)	(53,838)
Intangible assets	(106,504)	(107,109)
Operating leases	(10,980)	(12,875)
Other	(1,370)	102
Total deferred tax liabilities	(169,455)	(173,720)
Net deferred tax liability	$(123,482)	$(120,983)

All deferred tax assets and liabilities are recorded in Deferred income taxes, net on the consolidated balance sheets as of December 31, 2021 and 2020.

Utilization of the Company’s net operating loss carryforwards are subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss carryforwards before utilization. Management believes that the limitation will not limit utilization of the carryforwards prior to their expiration based on the historic profitability of the Company and certain favorable adjustments available to the annual limitation calculations.

As of December 31, 2021, we had approximately $58.5 million, $7.2 million, and $52.2 million of federal, foreign, and state and local net operating losses (“NOLs”), respectively. A portion of the federal NOLs begin to expire in 2029 and the remaining federal NOLs have no expiration date. Approximately $26.4 million of the US Federal NOLs are indefinite lived and the remainder expire between 2029 and 2037. Foreign NOLs are indefinite lived and therefore have no expiration date. State and local NOLs expire between 2022 and 2041. We have historically recorded a valuation allowance for certain deferred tax assets due to uncertainties regarding future operating results and limitations on utilization of state and local NOLs for tax purposes. At December 31, 2021 and 2020, we maintained a valuation allowance of approximately $37,000 and $79,000, respectively, for state and local NOLs that are not expected to be utilizable prior to expiration.

The valuation allowance as of December 31, 2021 and 2020 was primarily related to foreign tax credit that, in the judgment of management, was not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. The net valuation allowance decreased $42,000 for the year ended December 31, 2021 compared to December 31, 2020.

Changes to unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019, were as follows:

$s in thousands	2021	2020	2019
Unrecognized tax benefits, beginning of year	$239	$8,335	$555
Gross increases - tax positions in prior period	9	—	8,088
Gross decreases - tax positions in prior period	—	(8,091)	(9)
Gross increases - tax positions in current period	58	50	52
Settlements	—	—	(284)
Lapse of statute of limitations	(50)	(55)	(67)
Unrecognized tax benefits, end of year	$256	$239	$8,335

As of December 31, 2021, the total amount of unrecognized tax benefits was $256,000, of which $237,000, if recognized, would favorably impact our future earnings. The $8.1 million decrease in prior period tax positions in 2020 related to the acquired NRC net operating losses that were recorded as a reduction to our net operating losses deferred tax asset in 2019 for which an election to treat them as expired was made during 2020. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021 and December 31, 2020 were not significant. There is no accrual for penalties.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. The Company is subject to examination by the IRS for tax years 2018 through 2021. The 2017 through 2021 state tax returns are subject to examination by state tax authorities. Stablex Canada, Inc. is currently under examination by the Canadian Revenue Agency for years 2018 through 2020. The tax years 2017 through 2021 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

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

In December 2010, National Response Corporation, a subsidiary of NRC acquired by the Company in the NRC Merger, was named as one of many “Dispersant Defendants” in multi-district litigation, arising out of the explosion of the BP Deepwater Horizon (“BP”) oil rig, filed in the U.S. District Court for the Eastern District of Louisiana (“In re Deepwater Horizon” or the “MDL”). The claims against National Response Corporation, and other “Dispersant Defendants,” were brought by workers and others who alleged injury arising from post-explosion clean–up efforts, including particularly the use of certain chemical dispersants. In January 2013, the Court approved a Medical Benefits Class Action Settlement, which, among other things, provided for a “class wide” settlement as well as a release of claims against Dispersant Defendants, including National Response Corporation. Further, National Response Corporation successfully moved the court to dismiss all claims against it based on derivative immunity, as it was acting at the direction of the U.S. Government. In early 2018, BP began asserting an alleged contractual right of indemnity against National Response Corporation and others in post-settlement lawsuits brought by persons who had either chosen not to participate in the class-wide agreement or whose injuries were allegedly manifest after the period covered by the claim submission process. The Company advised BP that it considers the attempt to bring National Response Corporation back into previously settled litigation to be improper and moved for a declaratory judgment that it owes no indemnity or contribution to BP, raising various arguments, including BP’s own actions and conduct over the preceding nine years with respect to these claims (including its failure to seek indemnity) and the resultant prejudice to National Response Corporation, BP’s waiver of any indemnity, and the court’s prior finding that National Response Corporation is entitled to derivative immunity. In response, BP asserted counterclaims against National Response Corporation for a declaratory judgment that National Response Corporation must indemnify BP under certain circumstances and for unjust enrichment. National Response Corporation successfully moved to dismiss the unjust enrichment claim. The parties filed simultaneous judgment on the pleadings briefs in February 2020, and all oppositions were filed on March 16, 2020. On May 4, 2020, the court found in favor of National Response Corporation, and held that the Company is not liable to BP or any back end litigation plaintiffs for any damages related to the Deepwater Horizon oil spill. BP timely appealed the ruling on June 11, 2020. On January 19, 2022, the U.S. Court of Appeals for the Fifth Circuit held with respect to NRC that the district court erred in stating that BP was not entitled to indemnity from NRC under any circumstances but remanded to the district court for a claim-specific factual inquiry. The Court made clear that indemnity was only possible in the event of gross negligence or willful misconduct by NRC in cases where the claims in question were not otherwise lost under Texas law. The Company is currently unable to estimate the range of possible losses associated with this proceeding, although the Company believes that the opinion of the Court of Appeals positions it well on remand. Additionally, the Company believes that if it were deemed to have liability arising out of or related to BP’s indemnity claims, such liability would be covered by an indemnity by SEACOR Holdings Inc., the former owner of National Response Corporation, in favor of National Response Corporation and its affiliates.

On November 17, 2018, an explosion occurred at our Grand View, Idaho facility. The incident severely damaged the facility’s primary waste-treatment building as well as surrounding waste handling, waste storage, maintenance and administrative support structures, resulting in the closure of the entire facility that remained in effect through January 2019. In addition to initiating and conducting our own investigation into the incident, we fully cooperated with the Idaho Department of Environmental Quality, the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration (“OSHA”) to support their comprehensive and independent investigations of the incident. On January 10, 2020, we entered into a settlement agreement with OSHA settling a complaint made by OSHA relating to the incident for $50,000. On January 28, 2020, the Occupational Safety and Health Review Commission issued an order terminating the proceeding relating to such OSHA complaint. We maintain workers’ compensation insurance, business interruption insurance and liability insurance for personal injury, property and casualty damage. We believe that any potential third-party claims associated with the explosion in excess of our deductibles are expected to be resolved primarily through our insurance policies. Although we carry business interruption insurance, a disruption of our business caused by a casualty event, including the full and partial closure of our Grand View, Idaho facility, may result in the loss of business, profits or customers during the time of such closure. Accordingly, our insurance policies may not fully compensate us for these losses. In November 2020, we commenced a lawsuit against the generator and broker of the waste, the treatment of which we believe contributed to the Grand View explosion, seeking damages in connection with the losses suffered as a result of the incident. The Company is actively working with its insurance companies on comprehensive property and business interruption insurance claims related to the incident at our Grand View, Idaho facility.

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

Other than as described herein, as of December 31, 2021 we were not a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write-off assets is based on the pertinent facts and our evaluation of present circumstances.

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

The Omnibus Plan expires on March 31, 2031 and authorizes 3,272,000 shares of common stock for grant over the life of the Omnibus Plan. As of December 31, 2021, 2,088,750 shares of common stock remain available for grant under the Omnibus Plan.

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

The Company did not grant any PSUs in 2021.

A summary of our PSU activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	86,070	$49.45
Vested	(31,211)	60.62
Cancelled, expired or forfeited	(1,474)	54.55
Outstanding as of December 31, 2021	53,385	$42.79

The fair value of PSUs granted on July, 16, 2020 and March 1, 2019 was estimated as of the date of grant using a Monte Carlo simulation model. The grant date fair value of PSUs granted on July 16, 2020 and March 1, 2019 was $42.47 and $58.20 per unit, respectively. Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted are as follows:

	2020		2019
Stock price on grant date	$32.89		$58.40
Expected term	2.5	years	3.0	years
Expected volatility	40.6%		30.0%
Risk-free interest rate	0.2%		2.5%
Expected dividend yield	—%		1.1%

During 2021, 31,211 PSUs vested and PSU holders earned zero shares of the Company’s common stock.

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

A summary of our stock option activity is as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (Years)
Outstanding as of December 31, 2020	357,033	$49.93
Granted	205,800	35.30
Cancelled, expired or forfeited	(16,239)	44.38
Outstanding as of December 31, 2021	546,594	$44.59	$—	6.9
Exercisable as of December 31, 2021	283,329	$48.52	$—	5.3

The weighted average grant date fair value of all stock options granted during 2021, 2020 and 2019 was $9.90, $12.30 and $14.26 per share, respectively. The total intrinsic value of stock options exercised during 2020 and 2019 was $100,000 and $152,000, respectively. No stock options were exercised in 2021.

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

The significant weighted-average assumptions relating to the valuation of option grants are as follows:

	2021		2020		2019
Expected life	3.8	years	4.0	years	2.7	years
Expected volatility	38%		30%		30%
Risk-free interest rate	0.2%		1.4%		2.1%
Expected dividend yield	0.5%		1.2%		1.2%

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

A summary of our restricted stock activity is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2020	72,766	$51.47
Granted	84,800	36.49
Vested	(47,002)	47.08
Outstanding as of December 31, 2021	110,564	$41.85

The total fair value of restricted stock vested during 2021, 2020 and 2019 was $1.8 million, $2.3 million and $2.5 million, respectively.

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

A summary of our restricted stock unit activity is as follows:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding as of December 31, 2020	147,243	$39.92
Granted	62,759	39.33
Vested	(64,597)	44.75
Cancelled, expired or forfeited	(18,856)	42.51
Outstanding as of December 31, 2021	126,549	$36.78

The total fair value of restricted stock units vested during 2021, 2020 and 2019 was $2.6 million, $3.0 million and $4.8 million, respectively.

Treasury Stock

During 2021, the Company repurchased 12,788 shares of the Company’s common stock in connection with the net share settlement of employee withholding taxes due on vested equity awards at an average cost of $36.33 per share and issued 128,714 shares of common stock from our treasury stock in connection with employee equity awards at an average cost of $43.93 per share.

During 2020, the Company repurchased 17,169 shares of the Company’s common stock in connection with the net share settlement of employee withholding taxes due on vested equity awards at an average cost of $57.91 per share, repurchased 397,600 shares of the Company’s common stock under our stock repurchase program at an average cost of $43.61 per share and issued 56,381 shares of common stock from our treasury stock in connection with employee equity awards at an average cost of $44.20 per share.

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

$s in thousands	2021	2020	2019
Share-based compensation from:
Stock options	$1,201	$725	$575
Restricted stock	2,719	2,032	1,662
Restricted stock units (1)	2,758	3,810	6,193
Performance stock units (2)	1,211	1,266	831
Total share-based compensation	7,889	7,833	9,261
Income tax benefit	(1,162)	(2,115)	(3,098)
Share-based compensation, net of tax	$6,727	$5,718	$6,163
(1)	Share-based compensation from restricted stock units for the years ended December 31, 2020 and 2019 includes $605,000 and $3.7 million, respectively, of compensation expense related to the accelerated vesting of restricted stock unit awards upon the termination of former employees of NRC subsequent to the NRC Merger in accordance with change-in-control provisions of their respective employment agreements. Share-based compensation from restricted stock units for the year ended December 31, 2021 and 2020 also includes $434,000 and $405,000, respectively, of compensation expense related restricted stock unit awards granted to certain employees identified as critical to the successful integration of NRC. Share-based compensation from these awards is attributable entirely to the NRC Merger therefore the Company has classified this portion of share-based compensation expense as business development and integration expenses within Selling, general and administrative expenses in our consolidated statements of operations.
(2)	Share-based compensation from performance stock units for the year ended December 31, 2021 includes a benefit of $23,000 to compensation expense related to the expiration of milestone-based performance stock unit awards granted to certain employees identified as critical to the successful integration of NRC. Share-based compensation from performance stock units for the year ended December 31, 2020 includes $173,000 of compensation expense related to achievement of milestone-based performance stock unit awards granted to certain employees identified as critical to the successful integration of NRC. Share-based compensation from these awards is attributable entirely to the NRC Merger therefore the Company has classified this portion of share-based compensation expense as business development and integration expenses within Selling, general and administrative expenses in our consolidated statements of operations.

The tax benefits from stock options exercised during 2020 and 2019 were $113,000 and $321,000, respectively. No stock options were exercised in 2021.

Unrecognized Share-Based Compensation Expense

As of December 31, 2021, there was $7.6 million of unrecognized compensation expense related to unvested share-based awards granted under our share-based award plans. The expense is expected to be recognized over a weighted average remaining vesting period of approximately one year.

Warrants

At December 31, 2021, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of Common Stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging.

NOTE 20. EARNINGS (LOSS) PER SHARE

	2021		2020		2019
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$5,337	$5,337	$(389,359)	$(389,359)	$33,140	$33,140
Weighted average basic shares outstanding	31,138	31,138	31,126	31,126	23,521	23,521

Dilutive effect of share-based awards and warrants		235		—		228
Weighted average diluted shares outstanding		31,373		31,126		23,749

Earnings (loss) per share	$0.17	$0.17	$(12.51)	$(12.51)	$1.41	$1.40
Anti-dilutive shares excluded from calculation		4,359		4,213		90

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

Energy Waste— This segment provides safe and compliant energy waste management and critical support services to up-stream oil and gas customers in the Permian and Eagle Ford basins primarily operating in Texas. Services include spill containment and site remediation, equipment cleaning and maintenance services, specialty equipment rental, including tanks, pumps and containment, safety monitoring and management and transportation and disposal. This segment includes all of the energy waste business of the legacy NRC operations and none of the legacy US Ecology operations.

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

Summarized financial information of our reportable segments for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$451,249	$500,187	$36,565	$—	$988,001
Depreciation, amortization and accretion	$43,746	$44,368	$19,520	$3,142	$110,776
Capital expenditures	$45,602	$15,393	$4,923	$2,748	$68,666
Total assets	$796,645	$733,086	$216,292	$59,375	$1,805,398

	2020
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$425,413	$473,754	$34,687	$—	$933,854
Depreciation, amortization and accretion	$41,540	$43,465	$19,814	$3,086	$107,905
Capital expenditures	$31,027	$16,149	$6,189	$4,034	$57,399
Total assets	$773,448	$762,854	$231,475	$63,506	$1,831,283

	2019
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$440,547	$232,402	$12,560	$—	$685,509
Depreciation, amortization and accretion	$41,133	$15,007	$3,402	$1,760	$61,302
Capital expenditures	$46,202	$5,986	$1,391	$4,521	$58,100
Total assets	$755,566	$865,540	$534,738	$75,400	$2,231,244

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net income (loss) before interest expense, interest income, income tax expense, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, non-cash property and equipment impairment charges, non-cash goodwill and intangible asset impairment charges, gain on property insurance recoveries, business development and integration expenses and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income (loss), cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;

●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net income (loss) to Adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 is as follows:

$s in thousands	2021	2020	2019
Net income (loss)	$5,337	$(389,359)	$33,140
Income tax expense (benefit)	4,765	(4,242)	16,659
Interest expense	28,966	32,595	19,239
Interest income	(1,417)	(258)	(605)
Foreign currency loss	171	1,134	733
Other income	(4,476)	(788)	(455)
Property and equipment impairment charges	—	—	25
Goodwill and intangible asset impairment charges	—	404,900	—
Depreciation and amortization of plant and equipment	70,799	66,561	41,423
Amortization of intangible assets	34,614	37,344	15,491
Share-based compensation	7,478	6,651	5,544
Accretion and non-cash adjustment of closure & post-closure liabilities	5,363	4,000	4,388
Gain on property insurance recoveries	—	—	(12,366)
Business development and integration expenses	3,274	11,621	26,150
Adjusted EBITDA	$154,874	$170,159	$149,366

Adjusted EBITDA, by reportable segment, for the years ended December 31, 2021, 2020 and 2019 is as follows:

$s in thousands	2021	2020	2019
Waste Solutions	$170,953	$176,702	$184,133
Field Services	70,578	81,770	26,707
Energy Waste	11,321	4,982	3,626
Corporate	(97,978)	(93,295)	(65,100)
Total	$154,874	$170,159	$149,366

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location as of December 31, 2021 and 2020 are as follows:

$s in thousands	2021	2020
United States	$855,200	$882,639
Canada	65,437	68,623
EMEA	15,604	18,042
Other (1)	9,716	11,321
Total long-lived assets, net	$945,957	$980,625
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

NOTE 22. SUBSEQUENT EVENTS

On February 8, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Republic Services, Inc., a Delaware corporation (“Republic”), and Bronco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Republic (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Republic.

At the effective time of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than shares of our common stock owned by Republic or the Company (as treasury stock or otherwise) or any of their respective direct or indirect wholly-owned subsidiaries as of immediately prior to the effective time or for which appraisal rights have been demanded properly in accordance with Section 262 of the General Corporation Law of the State of Delaware), will be converted into the right to receive $48.00 per share in cash, without interest.

The consummation of the Merger is subject to certain conditions, including (i) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (ii) (a) the expiration or termination of any waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, (b) receipt of other required regulatory approvals, and (iii) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Each of Republic’s, Merger Sub’s, and our obligation to consummate the Merger is also subject to additional customary conditions, including (x) subject to specific standards, the accuracy of the representations and warranties of the other party, and (y) performance in all material respects by the other party of its obligations under the Merger Agreement.

The Merger Agreement also includes customary termination provisions for both the Company and Republic and provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we will be required to pay Republic a termination fee of $46.3 million, including if (i) Republic terminates the Merger Agreement because the Board changes its recommendation regarding the Merger Agreement, (ii) the Company terminates the Merger Agreement prior to the receipt of the Company stockholder approval to enter into an acquisition agreement with a third-party with respect to a superior proposal or (iii) Republic or the Company terminates the Merger Agreement in certain circumstances and, in any such case, prior to such termination, a takeover proposal by a third-party shall have been publicly disclosed and not publicly withdrawn and within 12 months following the date of termination, the Company shall have entered into an alternative transaction agreement (whether or not relating to a takeover proposal made, communication or publicly disclosed prior to the termination of the Merger Agreement).

The Merger Agreement also provides that if the Merger Agreement is terminated because (i) of the issuance of a nonappealable court order or legal restraint prohibiting the transaction for antitrust reasons or (ii) the transactions have not been consummated by August 8, 2023, and at such time, antitrust approval for the transaction has not been obtained but the other conditions to Closing have been satisfied, then Republic will be required to reimburse the Company for 50% of its reasonable and documented out-of-pocket expenses incurred in connection with the Merger up to $5.0 million (i.e., Republic’s reimbursement shall not exceed $2.5 million).

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Merger Agreement filed herewith as Exhibit 2.1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including both the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an assessment of its internal controls over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting.

Our independent registered public accounting firm, Deloitte and Touche LLP, has audited the effectiveness of internal control over financial reporting as of December 31, 2021, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors and nominees for directors of the Company, including identification of the members of the audit committee and audit committee financial expert, will be included in the Company’s definitive proxy statement for use in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2021. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

The following table provides information as of December 31, 2021, about the common stock that has been issued under all of our equity compensation plans, including the Omnibus Plan and the 2008 Stock Option Plan. All of these plans have been approved by our stockholders. The Omnibus Plan, approved in May 2015, superseded our 2008 Stock Option Plan, and the 2008 Stock Option Plan remain in effect solely for the settlement of awards granted under the 2008 Stock Option Plan. The number of securities remaining available for future issuance presented in column (c) in the table below represents securities available under the Omnibus Plan only. No shares that are reserved but unissued under the 2008 Stock Option Plan or that are outstanding under the 2008 Stock Option Plan and reacquired by the Company for any reason will be available for issuance under the Omnibus Plan.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted‑average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	837,092	$44.59	2,088,750
Equity compensation plans not approved by security holders	—	—	—
Total	837,092	$44.59	2,088,750
(1)	Includes 237,113 shares of unvested restricted stock and restricted stock unit awards and 53,385 performance stock unit awards outstanding under the Omnibus Plan.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock unit and performance stock unit awards, which have no exercise price.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of this report:
1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 of this Annual Report.
2)	Financial Statement Schedules. Schedules have been omitted because they are not required or because the information is included in the financial statements at Item 8 of this Annual Report.
3)	Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Index to Exhibits on page 134 hereof.

ITEM 16.  FORM 10-K SUMMARY

None

Index to Exhibits

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
2.1	Agreement and Plan of Merger, dated as of February 8, 2022, by and among Republic Services, Inc., Bronco Acquisition Corp. and US Ecology, Inc.	US Ecology, Inc.	Form 8-K filed 2-10-2022
2.2	Agreement and Plan of Merger, dated as of June 23, 2019, by and among US Ecology, Inc., NRC Group Holdings Corp., US Ecology Parent, Inc., Rooster Merger Sub, Inc. and ECOL Merger Sub, Inc.	Predecessor US Ecology	Form 8-K filed 6-24-2019
3.1	Amended and Restated Certificate of Incorporation of US Ecology, Inc.	US Ecology, Inc.	Form 8-K filed 11-1-2019
3.2	Amended and Restated Bylaws of US Ecology, Inc.	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of US Ecology, Inc.	US Ecology, Inc.	Form 8-K filed 6-1-2021
3.4	Amendment No. 2 to the Amended and Restated Bylaws of US Ecology, Inc.	US Ecology, Inc.	Schedule 14A filed 4-13-2021
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

		Predecessor US Ecology	Form 8-K filed 6-24-2019
10.2	Registration Rights Agreement, dated June 23, 2019, by and among US Ecology, Inc., US Ecology Parent, Inc., JFL-NRC-SES Partners, LLC, JFL-NRC Holdings III, LLC and JFL-NRC Holdings IV, LLC	Predecessor US Ecology	Form 8-K filed 6-24-2019
10.3	Sublease, dated July 27, 2005, between the State of Washington and US Ecology Washington, Inc.	Predecessor US Ecology	Form 8-K filed 7-27-2005
10.4	Lease Agreement as amended between American Ecology Corporation and the State of Nevada	Predecessor US Ecology	2nd Qtr 2007 Form 10-Q filed 8-7-2007
10.5	*Amended and Restated US Ecology, Inc. 2008 Stock Option Incentive Plan	US Ecology, Inc.	Form S-8 filed 11-1-2019
10.6	*Amended and Restated US Ecology Inc. Omnibus Incentive Plan	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
10.7	*US Ecology, Inc. Nonqualified Deferred Compensation Plan	US Ecology, Inc.	Form S-8 filed 1-7-2020
10.8	*Amended and Restated US Ecology, Inc. 2018 Equity and Incentive Compensation Plan	US Ecology, Inc.	Form S-8 filed 11-1-2019
10.9	*Form of Performance Stock Unit Award Agreement	Predecessor US Ecology	1st Qtr 2019 Form 10-Q filed 5-6-2019
10.10	*Form of Restricted Stock Award Agreement	US Ecology, Inc.	1st Qtr 2021 Form 10-Q filed 5-3-2021

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
10.11	*Form of Non-Qualified Stock Option Award Agreement	US Ecology, Inc.	1st Qtr 2021 Form 10-Q filed 5-3-2021
10.12	*Form of Incentive Stock Option Award Agreement	US Ecology, Inc.	1st Qtr 2021 Form 10-Q filed 5-3-2021
10.13	*Amended and Restated Executive Employment Agreement, dated December 22, 2020, between the Company and Jeffrey R. Feeler	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021

10.14	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Eric L. Gerratt	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
10.15	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Steven D. Welling	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
10.16	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Simon G. Bell	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
10.17	*Form of Indemnification Agreement between US Ecology, Inc. and each of the Company’s Directors and Officers	Predecessor US Ecology	Form 8-K filed 11-12-2014
10.18	*Amended and Restated Executive Employment Agreement, effective December 22, 2020, between the Company and Andrew P. Marshall	US Ecology, Inc.	2020 Form 10-K filed 3-1-2021
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

		US Ecology, Inc.	Form 8-K filed 6-29-2020
10.22

Fourth Amendment, dated as of June 29, 2021, by and among US Ecology Holdings, Inc., certain affiliate guarantors, each consenting lender and Wells Fargo Bank, National Association, as issuing lender, swingline lender and administrative agent

		US Ecology, Inc.	Form 8-K filed 7-21-2021
10.23	*US Ecology, Inc. 2021 Management Incentive Plan	US Ecology, Inc.	1st Qtr 2021 Form 10-Q filed 5-3-2021
10.24	*Amendment 1 to the Amended and Restated US Ecology, Inc. Omnibus Incentive Plan	US Ecology, Inc.	Form 8-K filed 6-1-2021
21	List of Subsidiaries	US Ecology, Inc.
23.1	Consent of Deloitte and Touche LLP	US Ecology, Inc.
31.1	Certifications of December 31, 2021 Form 10-K by Chief Executive Officer, dated February 28, 2022	US Ecology, Inc.
31.2	Certifications of December 31, 2021 Form 10-K by Chief Financial Officer, dated February 28, 2022	US Ecology, Inc.

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
32.1	Certifications of December 31, 2021 Form 10-K by Chief Executive Officer, dated February 28, 2022	US Ecology, Inc.
32.2	Certifications of December 31, 2021 Form 10-K by Chief Financial Officer, dated February 28, 2022	US Ecology, Inc.
101

The following materials from the Annual Report on Form 10-K of US Ecology, Inc. for the fiscal year ended December 31, 2021 formatted in Extensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements

US Ecology, Inc.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL	US Ecology, Inc.

+	Company Forms include filings by US Ecology, Inc. and US Ecology Holdings, Inc. (f/k/a US Ecology, Inc.) (“Predecessor US Ecology”).
*	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By:	/s/ ERIC L. GERRATT
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer

Date: February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2022.

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