Form 10-K/A
period 2021-12-31
US Ecology, Inc.
filed 2022-04-15
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

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

At March 28, 2022, there were 31,337,533 shares of the registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 28, 2022, as amended is hereby incorporated by reference into this Amendment to ECOL’s Annual Report on Form 10-K/A.

Auditor Name: DELOITTE & TOUCHE LLP	Auditor Location: Boise, Idaho	Auditor Firm ID: 34

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2022 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K (the “Part III Information”) and to delete the disclosures regarding incorporation by reference on the front cover page of the Original Filing. The Part III Information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Cover Page, Part III, Items 10 through 14 and Part IV, Item 15 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

US ECOLOGY, INC.

FORM 10-K/A

i

Cautionary Statement for Purposes of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This annual report (including the 10-K and this Amendment) contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about the beliefs and expectations of US Ecology, Inc. (the “Company,” “US Ecology,” “we” or “us), are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our financial and operating results, strategic objectives and means to achieve those objectives, the amount and timing of capital expenditures, repurchases of its stock under approved stock repurchase plans, the amount and timing of interest expense, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

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

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the the “SEC”, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware of the important factors that could cause actual results to differ materially from those contained in any forward-looking statement identified in US Ecology’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 28, 2022, under the heading “Risk Factors,” as updated from time to time by US Ecology’s quarterly reports on Form 10-Q, and other documents of US Ecology on file with the SEC, and the following factors:

•        the pendency of the merger with Republic Services, Inc. (the “merger”) may cause disruption in US Ecology’s business;

•        the failure to complete the merger in a timely manner or at all could negatively impact the market price of US Ecology’s common stock, as well as US Ecology’s future business and our results of operations and financial condition;

•        In order to complete the merger, US Ecology and Republic Services, Inc. must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced;

•        the effect of limitations that the Agreement and Plan of Merger, dated as of February 8, 2022, by and among Us Ecology, Republic Services, Inc. and Bronco Acquisition Corp. places on US Ecology’s ability to operate its business, return capital to stockholders or engage in alternative transactions;

•        the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the merger and instituted against US Ecology and others;

•        the risk that the merger and related transactions may involve unexpected costs, liabilities or delays; and

•        other economic, business, competitive, legal, regulatory, and/or tax factors.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth the information of our directors, including their age, as of March 28, 2022.

Name	Age	Position with Company	Residence	Director Since
Richard Burke	57	Independent Director	Ponte Vedra Beach, FL	2020
E. Renae Conley	64	Independent Director	Chicago, IL	2020
Katina Dorton	64	Independent Director	Raleigh, NC	2014
Glenn A. Eisenberg	60	Independent Director	Charlotte, NC	2018
Jeffrey R. Feeler	52	Chairman, President, CEO, and Director	Boise, ID	2013
Daniel Fox	71	Independent Director	Goodyear, AZ	2010
Mack L. Hogans	73	Independent Director	Kirkland, WA	2021
Ronald C. Keating	53	Independent Director	Pittsburgh, PA	2017
John T. Sahlberg	68	Independent Director	Boise, ID	2015
Melanie Steiner	55	Independent Director	Toronto, ON	2019

Richard Burke joined the Board of Directors in 2020 and previously served as Chairman of the Board and Chief Executive Officer of Advanced Disposal Services, Inc. (2012 – 2020), an integrated environmental services company. He previously served as President and Chief Executive Officer of Veolia Environmental Services North America Corp., a waste management company (2009 – 2012) and from 2007 – 2009 as President and Chief Executive Officer of Veolia ES Solid Waste, Inc., a solid waste management company. Mr. Burke began his employment with Veolia, Inc. in 1999 as Area Manager for the Southeast Wisconsin area and served as Regional Vice President for the Eastern and Southern markets until he was appointed Chief Executive Officer. Prior to joining Veolia, Inc., he spent 12 years with Waste Management, Inc., a waste management company, in a variety of leadership positions. Mr. Burke holds a Bachelor of Arts degree in Political Science from Randolph Macon College.

E. Renae Conley joined the Board of Directors in 2020 and currently serves as the Chief Executive Officer of ER Solutions, LLC (since 2013), an energy consulting firm. Ms. Conley previously served from 2010 – 2013 as Executive Vice President, Human Resources & Administration and Chief Diversity Officer of Entergy Corporation (NYSE: ETR) (“Entergy”), an integrated energy company. She also previously served as Chair, President and Chief Executive Officer of Entergy Louisiana and Entergy Gulf States Louisiana, an operating subsidiary of Entergy, that serves over one million electric customers. Ms. Conley also serves as a director of PNM Resources Corp. (NYSE: PNM) (since 2014), an electric utility that serves New Mexico and Texas, and is chair of its Compensation and Human Resources Committee and member of its Audit and Ethics Committee. She also serves as director of Southwest Gas Holdings, Inc. (NYSE: SWX) (since 2022), providing natural gas operations and utility infrastructure services, and is a member of its Audit and Compensation Committees. She previously served as a director of Advanced Disposal Services, Inc. (2017 – 2020), an integrated environmental services company, and was a member of its Compensation Committee and Nominating and Corporate Governance Committee. Additionally, Ms. Conley is on the board of The Indiana Toll Road Concession LLC, a subsidiary of IFM Investors that operates and maintains the Indiana East-West Toll Road. Ms. Conley has a Bachelor of Science degree in Accounting and Master of Business Administration, both from Ball State University.

Katina Dorton joined the Board of Directors in 2014 and currently serves as Chief Financial Officer of Nodthera, a private biotechnology company. She also currently serves on the board and as chair of the Audit Committee of Fulcrum Therapeutics, Inc. (NASDAQ: FULC) (since 2020) and on the board and as chair of the Audit Committee of TScan Therapeutics (NASDAQ: TCRX) (since 2021). She recently served on the board and as chair of the Audit Committee of Pandian Therapeutics, Inc. (NASDAQ: PAND) (2020-2021). She most recently served as Executive Vice President and Chief Financial Officer of Repare Therapeutics, Inc., a biotechnology company focused on new therapies for cancer (2019 – 2020). She was previously Chief Financial Officer of AVROBIO (NASDAQ: AVRO), a biotechnology company (2017 – 2018). Ms. Dorton served as Chief Financial Officer of Immatics GmbH, also a biotechnology company, from 2015 – 2017. Previously, Ms. Dorton spent more than 15 years as an investment banker where she advised companies and their boards on capital markets, fund raising, mergers and acquisitions, and other strategic transactions. She was a Managing Director at Morgan Stanley and an attorney in private practice at Sullivan & Cromwell. Ms. Dorton is on the Board of the National Association of Corporate Directors (“NACD”) Research Triangle Chapter where she has served since 2014. She is an NACD Corporate Governance Fellow. Ms. Dorton holds a Juris Doctorate degree from the University of Virginia School of Law, a Master of Business Administration degree from George Washington University and a Bachelor of Arts degree in Economics from Duke University.

Glenn A. Eisenberg joined the Board of Directors in 2018. He is currently the Executive Vice President and Chief Financial Officer at Laboratory Corporation of America Holdings (NYSE: LH) (since 2014), a leading global life sciences company. Mr. Eisenberg brings more than 30 years of financial and leadership experience with sizeable and diversified publicly traded companies. He previously served as Executive Vice President (Finance and Administration) at The Timken Company (2002 – 2014) and held senior executive and leadership positions at United Dominion Industries (1990 – 2001) and The Citizens and Southern Corporation (1985 – 1990). In addition to these executive leadership positions, Mr. Eisenberg served on the public boards of Perspecta (2019 - 2021), Family Dollar Stores, Inc. (2002 – 2015) and Alpha Natural Resources, Inc. (2005 – 2015). Mr. Eisenberg holds a Master of Business Administration degree with a concentration in Finance from Georgia State University and a Bachelor of Arts degree in Economics and Environmental Studies from Tulane University.

Jeffrey R. Feeler joined the Board of Directors in 2013, was appointed Chairman of the Board in 2015, and is the Company’s President and Chief Executive Officer. He joined the Company in 2006 as Vice President, Chief Accounting Officer, Treasurer and Controller. He was promoted in 2007 to Vice President and Chief Financial Officer; positions he held until his promotion to senior executive in October 2012. Prior to 2006, Mr. Feeler held financial and accounting management positions with MWI Veterinary Supply, Inc. (a distribution company), from 2003 to 2005 with Albertson’s, Inc. (a grocery retailer and predecessor to Albertsons Companies, Inc. (NYSE: ACI)) and from 2002 to 2003 with Hewlett-Packard Company. From 1993 to 2002, he held various accounting and auditing positions, including the position of Sr. Manager, for PricewaterhouseCoopers LLP. Mr. Feeler is a Certified Public Accountant and holds Bachelor of Business Administration of Accounting and a Bachelor of Business Administration of Finance degrees, both from Boise State University.

Daniel Fox joined the Board of Directors in 2010. He is a Certified Public Accountant. He was an active Faculty Associate in the W.P. Carey School of Business at Arizona State University where he developed and taught undergraduate accounting courses from August 2016 to May 2018. While not currently actively teaching, he remains in the pool of Arizona State University qualified Faculty Associates. Mr. Fox was a full-time lecturer in the College of Business and Economics at Boise State University from 2007 through May 2016 where he developed and taught graduate and upper division undergraduate accounting and finance courses. Mr. Fox held various management and leadership positions over a 28 year career at PricewaterhouseCoopers LLP, retiring as a senior partner and Global Capital Markets Leader for the firm’s regional hub in Switzerland. During his public accounting career, Mr. Fox provided a wide range of services to a diverse mix of clients ranging in size from small privately held start-up companies to mature global public companies. In 2018, he received a Cyber-Risk Oversite Certificate for completing the NACD Cyber-Risk Oversight Certificate program, developed alongside the CERT Division of the Software Engineering Institute at Carnegie Mellon University.

Mack L. Hogans provides consulting services to executive officers and businesses in leadership, strategy, M&A, governance, public policy, diversity, equity and inclusion, and environmental policy. He held various positions over a 25 year period at Weyerhaeuser Company (NYSE: WY), a timberlands and wood products company, retiring in 2004 as Senior Vice President of Corporate Affairs. Before joining Weyerhaeuser Company, Mr. Hogans worked for the U.S. Forest Service, Maryland National Capital Parks and Planning Commission and the National Park Service. He also serves as director of Boise Cascade Company (NYSE: BCC) (since 2014), a producer of plywood and engineered wood products in North America, where he serves as Lead Independent Director. Mr. Hogans has a Bachelor of Science degree in Forestry and Natural Resources from the University of Michigan and a Master of Science degree in Forest Resources from the University of Washington. Mr. Hogans was recommended for appointment to our Board by an existing director.

Ronald C. Keating joined the Board of Directors in 2017. He brings more than 25 years of operations and leadership experience with companies providing solutions to municipal, industrial and infrastructure customers. Mr. Keating is currently the President, Chief Executive Officer and a director at Evoqua Water Technologies Corp. (NYSE: AQUA), a global provider of water and wastewater treatment solutions and services (since 2014). He previously served as President and Chief Executive Officer at Contech Engineered Solutions (2008 – 2014), a provider of site solutions for contractors, owners, engineers, and architects and held senior leadership positions at Kennametal Inc. and Ingersoll-Rand Inc. Mr. Keating holds a Master of Business Administration from the Kellogg School of Management at Northwestern University and a Bachelor of Science degree in Industrial Distribution from Texas A&M.

John T. Sahlberg joined the Board of Directors in 2015. Mr. Sahlberg previously served as Senior Vice President of Human Resources and General Counsel for Boise Cascade Company (NYSE: BBC), a producer of plywood and engineered wood products, from which he retired in 2019. During his 35 years with Boise Cascade Company and its predecessors, he held numerous legal and human resource positions, responsible for human resources, labor relations, environmental compliance, legal, government relations, communications and board administration. From 2000 through 2018, Mr. Sahlberg served as a director and chair (2014) of Vigilant, a non-profit employer association. He also served as Management Trustee of Bledsoe Health Care Trust (2000 – 2019) and as Management Trustee of TOC/Carpenters Pension Trust from 2000 – 2009. Mr. Sahlberg is a member of the Idaho State Bar and holds a Bachelor of Arts degree in Economics from Harvard University and a Juris Doctorate from Georgetown University.

Melanie Steiner joined the Board of Directors in 2019. She is the founder and Chief Executive Officer of Inspirion Group, a consultancy that helps organizations manage disruptive risk and accelerate strategic transformation. She is a former global retail and fashion executive with over 30 years of experience in risk, strategy, all aspects of Environmental, Social and Governance, as well as international law and policy. Ms. Steiner brings a broad cross-functional background, with expertise in the key disruptive forces facing industry including digital, cybersecurity and Environmental Social Governance (ESG). Ms. Steiner also serves on the boards of Nouryon (2021), a global specialty chemicals leader, and Trillium Health Partners (2021). From 2012 to 2020, she served as the Chief Risk Officer of PVH Corp. (NYSE: PVH), a Fortune 500 global apparel company with ownership of lifestyle brands Calvin Klein and Tommy Hilfiger among others. In this role, she oversaw a diverse set of global functions including internal audit, cybersecurity and digital risk management, Corporate Social Responsibility (CSR), enterprise risk management, crisis management, insurance and procurement, while also acting as a key advisor to the Senior Management Team on important areas of risk and strategy. Previously, Ms. Steiner held a leadership position with EY, and began her career in commercial and environmental law and policy. She was a litigator as well as an international policy advisor, managing delegations and lobbying strategies relating to various United Nations-level, Heads of State and Ministerial events and treaty processes. Ms. Steiner holds an LLM Master of Laws from the University of London (UK) and an LLB (J.D.) Bachelor of Laws from Osgoode Hall Law School, York University, Toronto.

Executive Officers

The following table sets forth the information of our Executive Officers, including their age, as of March 28, 2022.

Name	Age	Title
Jeffrey R. Feeler	52	President and Chief Executive Officer
Simon G. Bell	52	Executive Vice President and Chief Operating Officer
Eric L. Gerratt	51	Executive Vice President, Chief Financial Officer and Treasurer
Steven D. Welling	63	Executive Vice President of Sales and Marketing
Andrew P. Marshall	55	Executive Vice President of Regulatory Compliance & Safety

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

Code of Ethics

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

CORPORATE GOVERNANCE

In accordance with the Delaware General Corporation Law, the Company’s Amended and Restated Certificate of Incorporation, and Amended and Restated Bylaws, the Company’s business, property and affairs are managed under the direction of the Board of Directors. Although the Company’s non-employee directors are not involved in day-to-day operations, they are kept informed of the Company’s business through written financial and operations reports and other documents provided to them from time to time by management, as well as by operating, financial and other reports presented by management in preparation for, and at meetings of, the Board of Directors and the four standing committees of the Board of Directors.

The Board of Directors is ultimately responsible for the Company’s corporate governance and it is the responsibility of the Board of Directors to ensure that the Company complies with federal securities laws and regulations, including those promulgated under the Sarbanes-Oxley Act of 2002. We believe that a range of tenure among Board members from a variety of backgrounds ensures a balanced mix of longer tenured directors with deep perspectives on our business with fresh perspectives in the boardroom.

Independence

The Company is required by Nasdaq listing standards to have a majority of independent directors. The Board of Directors has determined that nine of the Company’s current 10 directors are independent as defined by the applicable Nasdaq listing standards. The nine independent directors are:

•	Richard Burke

•	E. Renae Conley

•	Katina Dorton

•	Glenn A. Eisenberg

•	Daniel Fox

•	Mack L. Hogans

•	Ronald C. Keating

•	John T. Sahlberg

•	Melanie Steiner

The Board of Directors has determined that each of these directors is free of any relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Mr. Feeler is the Company’s President and Chief Executive Officer and therefore not considered independent under the applicable Nasdaq listing standards.

Meetings of the Board of Directors

During the year ended December 31, 2021, the Board of Directors held four regularly scheduled meetings. Seven special meetings of the Board were also held. Each of the directors attended at least 75% of the total meetings of the Board of Directors and meetings held by the committees on which he or she served. Director attendance at the Annual Meeting of Stockholders is encouraged but not required. The Board holds an executive session at each regularly scheduled Board meeting where non-employee directors meet without management participation. The Board of Directors met in executive session without management present at all regularly scheduled Board of Directors meetings in fiscal year 2021. As a matter of good corporate governance, an executive session is typically held at all other meetings of the Board of Directors.

Risk Oversight

The Board of Directors oversee an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value while managing risk. A fundamental part of risk management is not only understanding the risks the Company faces and what steps management is taking to understand and manage those risks, but also evaluating what level of risk is appropriate for the Company. The involvement of the Board of Directors in setting the Company’s business strategy is a key part of its assessment of management’s risk tolerance and determination of what constitutes an appropriate level of risk for the Company.

While the Board of Directors has the ultimate oversight responsibility for the risk management process, committees of the Board also have responsibility for certain aspects of risk management. At each regularly scheduled meeting of the Corporate Responsibility and Risk Committee, the Company’s enterprise risk management and risk environment is discussed. Please refer to the “Committees of the Board of Directors” section of this Amendment No. 1 for additional details on the duties of the Corporate Responsibility and Risk Committee. The Board of Directors participates in and discusses the results of an annual enterprise risk management assessment, which is monitored and coordinated by the Corporate Responsibility and Risk Committee. In this process, risk is assessed throughout the business, focusing on key areas of risk such as financial, legal, operational, strategic and information technology. The Corporate Responsibility and Risk Committee also helps address and mitigate risk by providing guidance on business conduct, ethics and other business code of conduct matters. The Audit Committee focuses on financial risk, including internal controls. In setting compensation, the Compensation Committee strives to create incentives and equity ownership programs that will align the interests of management with the interests of stockholders and encourage an appropriate level of risk-taking behavior consistent with the Company’s business strategy. The Corporate Governance Committee evaluates the effectiveness of the Board and its members, reviews potential or actual conflicts of interest between Board members and the Company. . For additional details on equity ownership requirements and prohibitions against pledging and hedging of Company stock, please refer to the “Equity and Security Ownership Guidelines” and “Prohibition Against Pledging and Hedging” sections of this Amendment No. 1.

Board of Directors Assessment and Board Evaluation

The Company believes that good governance requires a focus on continual improvement of each director and the Board as a whole. Annually, at the Board’s direction, evaluations of both the Board as a whole and the skills of each director are conducted. In 2021, the Board solicited feedback from each director on a variety of matters such as Board size and composition, Board leadership, Board committees, Board policies, accountability and effectiveness of addressing action items identified in the prior year’s evaluation. Directors were also given the opportunity to include comments to each question and comment generally on the performance of the Board. The Board also solicited each director’s evaluation of his or her own skills. The Board reviewed the results of the Board evaluation and identified areas of strengths and weaknesses and action items to improve the performance and effectiveness of the Board. The Board reviewed the skills of the directors to identify areas where additional training or education may be appropriate and to assist with evaluating director candidates.

Committees of the Board of Directors

The four standing committees of the Board of Directors are:

•	Audit

•	Corporate Governance

•	Compensation

•	Corporate Responsibility and Risk

Audit Committee

The current members of the Audit Committee are Messrs. Eisenberg and Burke, and Mmes. Dorton and Steiner. Mr. Eisenberg is the committee chair. The Audit Committee, which met six times in 2021, has duties that include the following:

•	Reviewing the proposed plan and scope of the Company’s annual audit, as well as the audit results, and reviewing and approving the selection of and services provided by the Company’s independent registered public accountant and its fees;

•	Meeting with management to assure the adequacy of accounting principles, financial controls and policies;

•	Meeting at least quarterly to review financial results, discuss financial statements and SEC reporting, and make recommendations to the Board;

•	Reviewing and discussing with management the Company’s compliance programs;

•	Reviewing the Board-approved dividend policy based on financial information provided by management; and

•	Reviewing the independent registered public accountant’s recommendations for internal controls, adequacy of staff and management performance concerning audit and financial controls.

The Board of Directors has determined that each of Mmes. Dorton and Steiner and each of Messrs. Burke and Eisenberg meets the independence requirements for Audit Committee service set forth in the applicable rules under the Exchange Act, and that Mr. Eisenberg and Ms. Dorton qualify as “audit committee financial experts” as defined in Item 407 of Regulation S-K. The written charter for the Audit Committee is available on the Company’s website at www.usecology.com.

Corporate Governance Committee

The current members of the Corporate Governance Committee are Messrs. Hogans, Keating and Sahlberg, and Ms. Dorton. Mr. Hogans is the committee chair. The Corporate Governance Committee, which met two times in 2021, fulfills the requirement of a nominating committee composed solely of independent directors as required by the applicable Nasdaq listing standards. The Corporate Governance Committee is responsible for identifying and recommending qualified and experienced individuals to fill vacancies and potential new director seats if the Board is expanded.

The Corporate Governance Committee considers candidates for director who are recommended by its members, by other Board members, by stockholders and by management and evaluates candidates based upon numerous factors, including, but not limited to:

•	Integrity;

•	Education and business experience;

•	Broad-based business acumen;

•	Understanding of the Company’s business, industry and related regulatory environment; and

•	Expertise in a particular skill(s) determined to be important through the Board of Directors skills assessment and Board evaluation process.

The Company believes that consideration of these and other factors leads to a Board consisting of individuals with viewpoints, professional experience, education, skills and other qualities that contribute to Board heterogeneity. The Corporate Governance Committee is committed to enhancing the diversity of the Board and actively seeks out highly qualified diverse candidates to include in the pool from which Board nominees are chosen. Representation of gender, ethnic or other diverse perspectives expands the Board’s understanding of the viewpoints of our customers, employees and other stakeholders. The Corporate Governance Committee and Board evaluated the qualifications of the Board as a whole, considering a number of key skills. The Corporate Governance Committee concluded that the individuals nominated to stand for election at the Annual Meeting collectively offer a mix of skills, expertise and experience that is well suited to the Company’s needs. The written charter for the Corporate Governance Committee is available on the Company’s website at www.usecology.com.

Compensation Committee

The current members of the Compensation Committee are Ms. Conley and Messrs. Burke, Keating and Sahlberg. Ms. Conley is the committee chair. The Board of Directors has determined that each of Messrs. Burke, Keating and Sahlberg, and Ms. Conley meets the independence requirements for Compensation Committee service set forth by the applicable rules under the Exchange Act and Nasdaq listing standards. The Compensation Committee, which met three times in 2021, oversees the Company’s overall compensation policies, reviews and approves performance targets for the Company’s incentive compensation programs, designs and administers the Company’s equity compensation plans, reviews and recommends to the Board the compensation of the Chief Executive Officer, and approves the compensation of each of the other executive officers, including the amount of base salary, incentive compensation and equity compensation payable. The Compensation Committee also makes recommendations to the Board regarding compensation of the non-employee directors and performs other Board-delegated functions related to compensation. The written charter for the Compensation Committee is available on the Company’s website at www.usecology.com.

Corporate Responsibility and Risk Committee

The current members of the Corporate Responsibility and Risk Committee are Mmes. Conley and Steiner, and Messrs. Eisenberg and Hogans. Ms. Steiner is the committee chair. Duties of the Corporate Responsibility and Risk Committee, which met five times in 2021, include, among others, the following:

•	Monitoring and coordinating enterprise-wide approach to risk management, including the Company’s annual enterprise risk management process;

•	Reviewing, evaluating and providing guidance to management with respect to significant issues related to social, employment, environmental and other matters of interest to the Company and its stakeholders;

•	Reviewing the Company’s performance and progress towards sustainability strategic goals and objectives; and

•	Overseeing the Company’s management of risks related to its information technology systems and processes, including privacy, network security and data security.

Beginning in 2021, the Corporate Responsibility and Risk Committee met at least quarterly to address the topics above, as well as other matters of concern and relevance to the Company.

Board Leadership Structure

Each year the Board selects a Chairman of the Board and a Chief Executive Officer. The Chairman of the Board is responsible for helping establish the Company’s strategic priorities, presiding over Board meetings and communicating the Board’s guidance to management. The Chief Executive Officer, on the other hand, is responsible for the day-to-day management of the Company’s operations and business and reports directly to the Board.

During the 2021 – 2022 Board year, the roles of Chairman of the Board and Chief Executive Officer were both held by Mr. Feeler. Mr. Feeler has been with the Company since 2006, which has given him a unique understanding of the environmental services industry, market trends, and the Company’s strategic position, strengths and weaknesses, as well as day-to-day operational details. The Board believes that these attributes make Mr. Feeler uniquely qualified to serve in both positions and helps the Board and management operate in an efficient and effective manner.

When the Chairman of the Board also serves as an employee of the Company, an independent director will serve as “Lead Independent Director” and, among other things, serve as a liaison between the non-independent chairman and the independent directors; review and approve the schedule, agenda and materials for all meetings of the Board; chair executive sessions of the independent Board members at scheduled Board meetings without the non-independent chairman present; provide consultation and direct communication to major stockholders, if requested; and call special meetings of the independent directors if needed. From the date of Mr. Feeler’s appointment as Chairman of the Board on May 27, 2015, an independent director has served as Lead Independent Director. Mr. Fox currently serves in such role.

Although the Board believes the current leadership structure is in the best interests of the Company and its stockholders, the Board will, each year, reevaluate whether to separate the responsibilities of Chief Executive Officer and Chairman of the Board and consider a rotation of the Lead Independent Director position.

ITEM 11. EXECUTIVE COMPENSATION

This Compensation Discussion Analysis covers the compensation paid to the Company’s Named Executive Officers for fiscal year 2021. The Company’s Named Executive Officers for fiscal year 2021 were:

•	Jeffrey R. Feeler (President and Chief Executive Officer)

•	Simon G. Bell (Executive Vice President and Chief Operating Officer)

•	Steven D. Welling (Executive Vice President of Sales and Marketing)

•	Eric L. Gerratt (Executive Vice President, Chief Financial Officer and Treasurer)

•	Andrew P. Marshall (Executive Vice President of Regulatory Compliance and Safety)

US Ecology’s executive compensation program is performance-based and otherwise designed to ensure that the interests of our executive officers, including the Named Executive Officers, are closely aligned with those of our stockholders. The Compensation Committee believes this program is effective in allowing the Company to attract and motivate highly qualified executive talent capable of delivering outstanding business performance. The following discussion presents the Company’s executive compensation program and policies. The Compensation Committee has provided oversight on the design and administration of the Company’s executive compensation program and policies, participated in the preparation of the Compensation Discussion and Analysis and recommended to the Board that it be included in this Amendment No.1.

This Compensation Discussion and Analysis contains statements regarding certain performance targets and goals the Company has used or may use to determine appropriate compensation. These targets and goals are disclosed in the limited context of the Company’s compensation program and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

Compensation Philosophy and Objectives

The Company’s long-term goal is to increase stockholder value. The objective of the executive compensation program is to attract, motivate, reward and retain highly qualified executive officers with the ability to help the Company achieve this long-term goal. The executive compensation program is designed to provide a foundation of fixed compensation and a significant portion of performance-based compensation to align the interests of the Company’s executive officers, including the Named Executive Officers, with those of the Company’s stockholders.

Oversight of the Executive Compensation Program — The Compensation Committee, which is composed entirely of independent directors, administers the Company’s executive compensation program. The Compensation Committee has direct responsibility to review and recommend corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, and make recommendations to the Board regarding his compensation. The Compensation Committee also reviews the evaluation process and compensation structure for the Company’s other Named Executive Officers, approves their compensation and administers the Company’s programs for incentive cash and equity payments.

Principles and Compensation Best Practices — The Company believes that in order to meet its goal of increasing stockholder value, compensation must be both reasonable and competitive with what the Named Executive Officers would otherwise obtain if employed elsewhere in a similar position with similar responsibilities. The Compensation Committee believes that performance-based executive compensation should reflect value created for stockholders consistent with the Company’s strategic goals. The following principles are among those applied by the Compensation Committee:

•	Executive compensation programs should support short and long-term strategic goals and objectives;

•	Executive compensation programs should reflect the Company’s overall value and business growth and reward individuals for outstanding contributions; and

•	Short and long-term executive compensation programs are critical factors in attracting and retaining well-qualified executive officers.

The Compensation Committee seeks to apply best governance practices in developing and administering executive compensation and benefit programs, and has taken steps to enhance its ability to effectively carry out its responsibilities and to ensure that the Company maintains strong links between pay and performance.

What We Do	What We Don’t Do

✓     Capped payouts under the Company’s annual Management Incentive Plan and performance stock unit plan

✓      Stock ownership requirements for directors and Named Executive Officers

✓      Following a change-in-control, acceleration of equity awards (if they are not assumed or substituted in connection with such change-in-control) and payment of cash severance occur only upon a qualifying termination (i.e., “double-trigger”)

✓      Prohibition against pledging and hedging of equity based awards

✓      Independent compensation consultant who provides an annual report to the Compensation Committee on Named Executive Officer pay alignment

✓     Recoupment of incentive compensation following a restatement of our financial statements resulting from an executive’s intentional misconduct

x     No excise tax gross ups

x     No dividends paid on performance stock units prior to vesting

x     No repricing, replacing or cash buyouts of underwater options or stock appreciation rights without stockholder approval

x     No supplemental retirement benefits during 2021 and no more than limited perquisites to the Named Executive Officers

Role of Executive Officers and Consultants — While the Compensation Committee determines the Company’s overall compensation philosophy and independently recommends the compensation of the Chief Executive Officer to the Board, it consults with the Chief Executive Officer with respect to both overall compensation policy and specific compensation decisions for the other Named Executive Officers. The Compensation Committee has the authority to retain independent compensation consultants to provide advice relating to market and compensation trends and to assist with data gathering and analysis. The Compensation Committee engaged Meridian Compensation Partners (“Meridian”) in 2020 to assist the Compensation Committee in its review of 2021 executive and non-employee director compensation matters. The Compensation Committee did not direct Meridian to perform its services in any particular manner.

Meridian has no other business relationships with the Company and provides no other services to the Company. The Compensation Committee adopted a written policy to review the independence of any compensation consultants it uses for executive compensation matters. The Compensation Committee considered Meridian in light of the six independence factors mandated by SEC rules and related Nasdaq listing standards and concluded that Meridian is independent.

Competitive Considerations — The Company reviews relevant compensation market data, from time to time, in order to help determine appropriate overall compensation for the Named Executive Officers. Peer group-based compensation market data and Named Executive Officer pay history data are provided to the Compensation Committee by Meridian.

In 2020, the Compensation Committee, with advice from Meridian, approved a 17 company peer group for comparing 2021 executive compensation (“2021 Industry Peer Group”). The companies in the 2021 Industry Peer Group were as follows:

Aegion Corporation	McGrath RentCorp
Badger Daylighting, Ltd.	NV5 Global, Inc.
Casella Waste Systems, Inc.	SEACOR Holdings, Inc.
CECO Environmental Corp.	Secure Energy Services, Inc.
Clean Harbors, Inc.	Stericycle, Inc.
Covanta Holding Corp.	Team, Inc.
Harsco Corporation	Tetra Tech, Inc.
Heritage-Crystal Clean, Inc.	TETRA Technologies, Inc.
Matrix Service Company

The median of revenue, total assets, and market capitalization of these companies at the time of their selection in 2020 were $1.0 billion, $1.1 billion and $0.7 billion, respectively. At that time, the Company was positioned at the 52nd percentile of the group in revenue terms, the 72nd percentile in asset terms and the 61st percentile in market capitalization terms.

The Compensation Committee reviewed the base salary, annual short-term incentive opportunity, annual equity-based/long-term incentive award and total compensation data from the 2021 Industry Peer Group, which was provided by Meridian. The Company does not target a particular percentile of the peer data when making compensation decisions. Instead, total compensation for the Named Executive Officers is reviewed to determine whether the Company is generally competitive (i.e., within a competitive range of market median) in the market in which it operates, taking into consideration, among other things:

•	Executive compensation at peer group companies (compared primarily based on total target compensation), taking into account the relative size of US Ecology compared to those companies;

•	Performance of the Company and the contributing roles of individual Named Executive Officers;

•	Performance of each Named Executive Officer;

•	Each Named Executive Officer’s experience and responsibilities; and

•	Internal pay equity and hierarchy.

The Compensation Committee does not assign a particular weight to any of these factors. The Compensation Committee considered the data provided by Meridian, among other things, when making 2021 compensation decisions (including in setting base salaries, target bonus opportunities and equity compensation grants). Although the Compensation Committee does not target a particular percentile of the peer data when making compensation decisions, executive pay has generally trailed the peer group median over time.

Relevance to Performance — The executive compensation program emphasizes performance measured by goals or equity vehicles that align the interests of executives with those of the Company and its stockholders. For the Named Executive Officers to earn cash-based incentive payments, the Company must meet or exceed specified performance targets based on the achievement of operating income, health and safety, and environmental compliance targets, each determined by the Compensation Committee to align the Named Executive Officer’s pay with the creation of stockholder value. The Compensation Committee may also approve equity-based compensation such as restricted stock and/or options to purchase the Company’s common stock based on the Company’s performance and the performance of executives and other employees considered for such grants. The performance-based incentive programs for fiscal year 2021 are addressed in detail under the “Elements of Compensation” section of this Amendment No.1.

Recoupment Policy — In the event of a restatement of the Company’s financial statements for any period (“Restatement”), the Compensation Committee shall review the facts and circumstances leading to such Restatement and determine whether the need for such Restatement was the result of an Executive’s intentional misconduct. Upon a determination that there was intentional misconduct, the Compensation Committee may take such actions as it considers appropriate with respect to the recovery of cash under short-term management incentive plans and equity-based compensation that is granted, awarded or paid under any compensation plan or arrangement of the Company that became payable, earned or vested, in whole or in part, based wholly or in part on attainment of any financial reporting measure, excluding measures based on or linked to the market value of the Company’s stock price. This policy applies to current and former employees of the Company who are, or were, as determined by the Compensation Committee in its sole judgment, Section 16 officers (as defined in the Exchange Act) of the Company and other direct reports to the Chief Executive Officer during the period in which the policy is in effect.

Elements of Compensation

Executive compensation is based primarily on three components: base salary, annual short-term incentive opportunities and long-term equity-based awards. The Compensation Committee regularly reviews each element of the compensation program to ensure consistency with the Company’s objectives. The Compensation Committee believes that each compensation element complements the other compensation elements and that together they serve to achieve the Company’s compensation objectives. The Compensation Committee does not require that a particular component comprise a set portion of the total compensation mix. The Compensation Committee believes that a significant portion of the compensation should be performance-based and at-risk, and that the performance-based (incentive) compensation should align an executive’s interests with those of its stockholders. The Compensation Committee reviews total direct compensation (the sum of base salary, incentive opportunities and equity awards) for the Named Executive Officers and targets median total compensation levels of the peer data. The charts below show a comparison of the mix of pay elements included in our Chief Executive Officer’s total compensation opportunity for 2021 and the average mix of pay elements included in our other Named Executive Officers’ total compensation opportunities for 2021.

2021 Total Target Compensation Compared to 2021 Industry Peer Group — The table below compares the total 2021 target compensation for each of the Named Executive Officers to the 2021 Industry Peer Group median. Data for the 2021 Industry Peer Group was sourced, at the time, from the most recent peer proxy filings (generally 2020 filings, reflecting 2019 compensation), updated for forward looking disclosures where available.

Name and Principal Position	2021 Total Target Compensation ($)	2021 Industry Peer Group Median Total Compensation ($)
Jeffrey R. Feeler
President & Chief Executive Officer	3,081,250	3,706,059
Simon G. Bell
Executive Vice President & Chief Operating Officer	1,488,050	1,559,000
Steven D. Welling
Executive Vice President of Sales & Marketing	1,411,250	1,448,823
Eric L. Gerratt
Executive Vice President, Chief Financial Officer & Treasurer	1,411,250	1,440,018
Andrew P. Marshall
Executive Vice President of Regulatory Compliance & Safety	967,000	1,074,766

The following chart compares the components of target compensation for Mr. Feeler to that of the 2021 Industry Peer Group.

As demonstrated by the chart below, approximately 80% of Mr. Feeler’s 2021 target compensation was at-risk and/or performance based, compared to 78% of the compensation of the 2021 Industry Peer Group chief executive officers.

Base Salary — The Company provides competitive base salaries to attract and retain executive talent. The Compensation Committee believes that a competitive base salary provides a degree of financial stability for the Named Executive Officers. Therefore, pay levels are based on market assessment, individual performance, scope of the roles and responsibilities of each incumbent and internal pay equity. Salaries may also form the basis for other elements of compensation. For example, annual short-term incentive opportunities are calculated as a percentage of base salary. Base salaries for the Named Executive Officers as of January 1, 2021, are set forth in the table below:

Named Executive Officer	Base Salary for 2020 ($)	Base Salary for 2021 ($)	Change (%)
Jeffrey R. Feeler	625,000	625,000	-
Simon G. Bell	453,000	453,000	-
Steven D. Welling	425,000	425,000	-
Eric L. Gerratt	425,000	425,000	-
Andrew P. Marshall	320,000	320,000	-

Annual Short-Term Incentives — The Named Executive Officers and other employees are eligible to earn annual incentive cash payments based on Company and individual performance (“Cash Incentive”). The payout available for each Named Executive Officer is established as a percentage of annual base salary (“Target Cash Incentive”). These percentages are developed by the Compensation Committee according to such employee’s duties, level, range of responsibility and other compensation. Upon the availability of audited financial statements, Cash Incentives are determined and paid for the prior fiscal year.

The Target Cash Incentive and maximum Cash Incentive for each of the Named Executive Officers for 2021 is set forth in the following table:

Named Executive Officer	Target Cash Incentive (expressed as a percentage of base salary)	Maximum Cash Incentive (expressed as a percentage of base salary)
Jeffrey R. Feeler	105%	210%
Simon G. Bell	85%	170%
Steven D. Welling	85%	170%
Eric L. Gerratt	85%	170%
Andrew P. Marshall	85%	170%

Cash Incentives for Named Executive Officers and certain other employees are determined based on performance under the Company’s Management Incentive Plan (“MIP”). On December 17, 2020, the Board approved the 2021 MIP. Under the 2021 MIP, each Named Executive Officer was eligible to earn a Cash Incentive payment for fiscal year 2021 based on the achievement of four independent objectives established by the Compensation Committee (each, a “Plan Objective”):

(1)          financial;

(2)          individual performance;

(3)          health and safety; and

(4)          compliance.

The amount available for achievement of each Plan Objective was allocated as a fraction of a Named Executive Officer’s Target Cash Incentive and could be earned even if an amount was not earned for another Plan Objective — i.e., performance under each Plan Objective is measured independently. A summary of the 2021 MIP targets is provided below:

Objective/Weight	Target
Financial (60%)
Earnings before interest, taxes, depreciation and amortization (EBITDA) (40%)	$191,868,000
Free Cash Flow (FCF) (20%)(1)	$130,340,000
Individual Performance (20%)	Achievement of Established Priorities
Health and Safety (TRIR) (10%)	=<1.77
Compliance (10%)	Non-Formulaic but Based on Actual Results

(1)	EBITDA less landfill cell amortization and maintenance and growth capital expenditures.

The portion of a Named Executive Officer’s Target Cash Incentive based on financial performance (“Finance Target Incentive”) was scalable beginning with every one percentage point above 89% of each of the Company’s target (i) earnings before interest, taxes, depreciation and amortization (“EBITDA Target”) and (ii) free cash flow (“FCF Target”) (each, a “Base MIP Target”) and was weighted at 40% and 20%, respectively, of a Named Executive Officer’s Target Cash Incentive and 67% and 33% respectively of the Finance Target Incentive. For performance of 90% of a Base MIP Target, 50% of the Finance Target Incentive, multiplied by the corresponding weight; 67% in the case of the EBITDA Target and 33% in case of the FCF Target (each, a “Target Weight”), would be earned. For every percentage point achievement over 90% of a Base MIP Target, up to and including 100%, a Named Executive Officer would earn 5% of the Finance Target Incentive, multiplied by the Target Weight. Upon 100% achievement of a Base MIP Target, 100% of the Finance Target Incentive, multiplied by the Target Weight, would be available to a Named Executive Officer. In the event the Company exceeds 100% of a Base MIP Target, a Named Executive Officer would be eligible for an additional incentive payment in an amount calculated by multiplying his Target Incentive by 10% for every 1% increase over 100% of a Base MIP Target and multiplied further by the Target Weight. The additional incentive payments were capped at one times a Named Executive Officer’s Target Cash Incentive (achieved at 110% of each Base MIP Target) for a maximum potential incentive payment of two times the Named Executive Officer’s Target Cash Incentive. The Financial Target Incentive is the only objective that has an upside (above-target) payout opportunity.

Up to an additional 20% of a Named Executive Officer’s Target Cash Incentive could be earned based on the Compensation Committee’s assessment of individual performance, including through achievement of established annual priorities, effective use of Company resources and other evaluative factors as determined by the Compensation Committee. Individual performance objectives were established at the beginning of fiscal year 2021 and included matters specific to each Named Executive Officer’s area of responsibility.

Named Executive Officer	2021 Individual Priorities
Jeffrey R. Feeler	Overall success of strategic priorities, execution on integration, sales, operations, financial, information systems, human resources, regulatory and compliance initiatives supporting long-term market positioning.

Simon G. Bell	Support and promote organic growth initiatives with disciplined review of sustainability and Return on Investment expectations, including continued review and validation of results. Increase free cash flow generation through measuring and streamlining operations. Maintain safe and compliant operations at all locations.

Steven D. Welling	Drive revenue generation, new market development and customer experience initiatives to build brand awareness, increase customer loyalty and position the Company for long-term growth.

Eric L. Gerratt	Manage the Company’s debt and capital structure, accounting, reporting and treasury initiatives. Oversee the development and implementation of information systems supporting the long-term infrastructure requirements of the organization. Monitor and oversee compliance with reporting and accounting requirements and regulations.

Andrew P. Marshall	Drive continuous improvement and validate effectiveness of the Company’s regulatory compliance and safety programs.

The metric for the Health and Safety objective was Total Recordable Incident Rates or “TRIR” and weighted at up to 10% of the Named Executive Officer’s Target Cash Incentive.

Up to 10% of a Named Executive Officer’s Target Cash Incentive was based on compliance. The performance evaluation for the compliance objective was based on the Compensation Committee’s judgment of the Company’s overall compliance program effectiveness and considered the avoidance of “notices of violation or enforcement” with monetary penalties and achievement of permitting initiatives. The corresponding incentive was earned based on a determination by the Compensation Committee taking into consideration, among other things, the dollar amount of a monetary penalty paid (or accrued under GAAP) in fiscal year 2021, the nature of the notices of violation or enforcement, the regulatory basis for any such penalty and the respective fact patterns.

The Company achieved the 2021 MIP target for TRIR. Therefore, the Cash Incentive earned for achievement of the health and safety objective was 10% of each Named Executive Officer’s Target Cash Incentive.

The Cash Incentive earned by each Named Executive Officer for the Compliance objective was 10% of his Target Cash Incentive, reflecting the Compensation Committee’s view of the success of the overall compliance program at various operating divisions. In 2021, the Company received 138 regulatory inspections and 83% (90% in 2020) were conducted with no concerns or follow up from our regulatory agencies.

A summary of the 2021 MIP actual results compared to the applicable targets is provided in the table below. The amount paid to each Named Executive Officer under the 2021 MIP is set forth in the “Summary Compensation Table” of this Amendment No.1.

Objective/Weight	Target	Actual	Comment
Financial (60%)
EBITDA (40%)	$191,868,000	$159,204,156	Did Not Achieve Threshold of
FCF (20%)	$130,340,000	$106,087,175	90% of the Base MIP Target
Individual Performance (20%)	Achievement of Individual and Team Objectives		Individual and Team Priorities Substantially Achieved
Jeffrey R. Feeler	20%		19.2%
Simon G. Bell	20%		19%
Steven D. Welling	20%		19.5%
Eric L. Gerratt	20%		18.5%
Andrew P. Marshall	20%		19%
Health and Safety (TRIR) (10%)	=<1.77	1.26	10%
Compliance (10%)	Compliance Program Effectiveness		10%

Long-Term Incentives — The Company’s long-term incentive program in 2021 was based on the following two vehicles:

•	Restricted stock (approximately 50% of total value); and

•	Stock options (approximately 50% of total value).

Restricted Stock. Restricted stock granted to the Named Executive Officers in 2021 vest in equal annual installments over three years. The value of restricted stock is tied to the market price of the Company’s common stock and further aligns the Named Executive Officers’ interests with the interests of the Company’s stockholders, while also providing the Company with a significant retention tool. Named Executive Officers receive dividends with respect to the restricted stock as and when paid on the Company’s common stock.

Stock Option Awards. Stock options granted to Named Executive Officers in 2021 vest in equal annual installments over three years. The Company believes that, because the option holder will not realize value from a stock option unless the value of the stock increases after the grant date, stock options are performance-based awards that directly align the interests of the option holder with those of our stockholders. In addition, the long-term vesting of the awards provides a key retention tool while providing a long-term focus on driving increased stockholder value.

Equity Awards Granted in 2021. The equity awards granted to the Named Executive Officers in 2021 are set forth in the table below:

Named Executive Officer	Performance Stock Units Granted (Target) (#)	Restricted Stock Granted (#)	Stock Options Granted (#)
Jeffrey R. Feeler	—	25,500	90,900
Simon G. Bell	—	9,200	32,800
Steven D. Welling	—	8,900	31,600
Eric L. Gerratt	—	8,900	31,600
Andrew P. Marshall	—	5,300	18,900

Other In-Cycle PSU Awards in 2021. PSU awards granted in 2019 were scheduled to vest on December 31, 2021. The thresholds for Adjusted Earnings Per Share and Return on Invested Capital were not achieved. As a result, 0% of the target award was received.

Named Executive Officer	Performance Stock Units Granted (Target) (#)	Performance Stock Units Received (#)
Jeffrey R. Feeler	6,592	—
Simon G. Bell	2,847	—
Steven D. Welling	2,847	—
Eric L. Gerratt	2,847	—
Andrew P. Marshall	1,978	—

Discretionary Bonuses — The Company may, from time-to-time, grant discretionary bonuses to Named Executive Officers in order to achieve defined objectives. Discretionary bonuses were not paid to the Named Executive Officers in 2021 or in respect of 2021 performance.

Other Compensation — The Company provides employee benefits that are intended to meet current and future health and financial security needs for its employees, including the Named Executive Officers, and their families. Such employee benefits include medical, dental and life insurance benefits, short-term disability pay, long-term disability insurance, flexible or health savings accounts for medical expense reimbursements and a 401(k) retirement savings plan that includes a partial Company match, which are provided to the Named Executive Officers on the same terms and conditions that apply to all other full-time regular employees. In addition, in November 2019, the Board approved the US Ecology, Inc. Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), which is offered to certain of our highly compensated employees, including the Named Executive Officers, and certain other service providers starting with the 2020 calendar year. Pursuant to this plan, eligible participants can elect to defer a portion of their base salary, performance-based compensation earned under the MIP, commissions or Form 1099 compensation, as applicable, to a later year. These contributions, and all income, gains and losses attributable thereto, are always vested. The plan does not provide for any discretionary or matching contributions by the Company. For additional details regarding the Deferred Compensation Plan, please refer to the “Non-Qualified Deferred Compensation” section of this Amendment No.1.

Certain 2022 Compensation Decisions

2022 Peer Group — The 2021 Industry Peer Group was reviewed again in 2021 and it was determined that, for evaluating 2022 executive compensation, the group should be modified to remove Aegion Corporation and SEACOR Holdings Inc., each having gone private in May 2021 and April 2021, respectively; reducing the total number to 15.

Base Salary — On November 11, 2021, the Company approved the 2022 base salary for the Named Executive Officers, which, except in the case of Mr. Feeler, reflects an increase from the base salary paid in 2021.

Name and Principal Position	Base Salary for 2021 ($)	Base Salary for 2022 ($)	Change (%)
Jeffrey R. Feeler	625,000	625,000	—
Simon G. Bell	453,000	473,000	4.4
Steven D. Welling	425,000	442,000	4.0
Eric L. Gerratt	425,000	442,000	4.0
Andrew P. Marshall	320,000	333,000	4.1

2022 Short-Term Incentive Award — For 2022, the health and safety (TRIR) and compliance objectives were grouped under the category of Environmental and Social, for a total of three plan objectives (Finance, Environmental and Social, and Invividual Performance), though the targets for each may differ from 2021.

2022 PSU Awards —  The targets for PSU awards granted in 2022 will be based on the Company's revenue growth and net debt leverage, each weighted at 50% of the target PSUs. After the payout under the PSUs is determined, the number of shares to be provided will be subject to modification based on the total stockholder return of the Company's common stock from January 1, 2022 to December 31, 2024 relative to that of a group of peers during the same period.

Equity and Security Ownership Guidelines

In 2015, the Board approved a Share Ownership Policy in which target share ownership levels were established for the Named Executive Officers and non-employee directors (each, a “Participant”) based on a multiple of annual salary in the case of Named Executive Officers and a multiple of the annual cash retainer in the case of non-employee directors (“Target Ownership Level”). Target ownership levels in 2021 were as follows:

Participant	Target Ownership Level
Chief Executive Officer	4 times base salary
Other Named Executive Officers	2 times base salary
Non-Employee Directors	5 times annual cash retainer

The following forms of equity interests are included in determining the ownership value held:

•	Common shares of the Company owned directly by the Participant or owned through the Company retirement or savings plans;

•	Restricted stock or restricted stock units held pursuant to the Company’s equity plans; and

•	Vested performance stock or PSUs held pursuant to the Company’s equity plans.

For purposes of evaluating degree of attainment of the applicable Target Ownership Level, the following definitions of “value” are used:

•	For common shares owned outright, the value is equal to the greater of the cost of acquisition and the market value as of the date of measurement;

•	For unvested restricted stock or restricted stock units, the value is equal to the greater of the grant date value and the market value as of the date of measurement; and

•	For vested performance stock or PSUs, the value is equal to the market value at the date of measurement.

Under the Share Ownership Policy, a Participant must retain 100% of the net after-tax proceeds from exercised stock options or vested shares received until the Target Ownership Level is met. A Participant who wishes to sell shares and who has not attained the Target Ownership Level must obtain the written permission of the Compensation Committee. All of the Participants were in compliance with the Share Ownership Policy as of December 31, 2021.

Prohibition Against Pledging and Hedging

The Company’s stockholder-approved Amended and Restated US Ecology, Inc. Omnibus Incentive Plan (“Omnibus Plan”) provides that no award or other right or interest granted under the plan may be pledged, encumbered or hypothecated to, or in favor of, or subject to any lien, obligation or liability of the grantee to, any party, other than the Company or any subsidiary, or assigned or transferred by the grantee other than by will or the laws of descent and distribution. The Company’s Stock Trading Policy further provides that directors, officers and employees of the Company and its subsidiaries shall not enter into hedging or monetization transactions or similar arrangements with respect to the Company’s securities.

Severance Arrangements

Effective December 22, 2020, the Company entered into an Amended and Restated Employment Agreement with each of the Named Executive Officers. These agreements are collectively referred to herein as the “Employment Agreements.” The changes made to the Employment Agreements included, among other things, extending the term of employment to December 31, 2023 for Mr. Feeler and December 31, 2021 for Messrs. Bell, Welling, Marshall and Gerratt, in each case, subject to automatic one-year renewals, and modifying the Named Executive Officer’s severance rights as described in the “Potential Payments Upon Termination or Change of Control” section of this Amendment No.1.

Each Employment Agreement establishes a minimum initial annual base salary and a minimum target annual bonus as a percentage of base salary, each as set forth below:

Executive	Base Salary ($)	Target Annual Incentive (Percentage of Base Salary)
Jeffrey R. Feeler	625,000	100%
Simon G. Bell	453,000	75%
Steven D. Welling	425,000	75%
Eric L. Gerratt	425,000	75%
Andrew P. Marshall	320,000	75%

The Employment Agreements establish the executives’ rights to receive severance benefits in the event of certain qualifying terminations of employment or under certain circumstances related to a change of control. Change-of-control payments are contingent on the occurrence of a termination of the executive’s employment by the Company “without cause” or by the executive for “good reason,” as those terms are defined in the Employment Agreements, in either case, within 24 months after the applicable change of control. The Compensation Committee believes these severance protections are an effective tool for attracting and retaining key employees and are reasonably similar to those of other comparable companies. For more information on potential severance payments and change-of-control benefits in 2021, refer to the “Potential Payments Upon Termination or Change of Control” section of this Amendment No.1.

Under the Employment Agreements, the non-compete and non-solicit restricted periods for each Named Executive Officer after a termination of employment are (i) 18 months upon a termination of employment by the Company without “cause” (including non-renewal of the employment term) or by the Executive for good reason or (ii) 12 months upon a termination of employment by the Executive without “good reason.” Each Named Executive Officer also has indefinite confidentiality and non-disparagement obligation.

Risk Considerations

The Compensation Committee considers, in establishing and reviewing the executive compensation program, whether the program encourages unnecessary or excessive risk-taking and has concluded that it does not. Base salaries are fixed in amount and thus do not encourage risk-taking. While the performance-based Cash Incentive awards focus on achievement of annual goals, the Company’s Cash Incentive program is only one element of the Named Executive Officers’ total compensation. The Compensation Committee believes that the Cash Incentive program appropriately balances risk and the desire to focus the Named Executive Officers on specific short-term goals important to the Company’s success, and that it does not encourage unnecessary or excessive risk-taking. Further, the Company grants equity awards that focus the attention of Named Executive Officers on long-term strategic goals through multi-year vesting formulas. Moreover, the Named Executive Officers are required to own and hold significant amounts of stock in the Company. Such long-term equity awards and stock ownership interests further reduce the incentive for the Company’s Named Executive Officers to engage in actions designed to achieve only short-term results. The Company has reviewed its compensation policies and practices for all employees, including for the Named Executive Officers, and concluded that any risks arising from its compensation policies and programs are not reasonably likely to have a material adverse effect on the Company.

Tax and Accounting Considerations

Code Section 162(m) limits the amounts that may be deducted (for federal income tax purposes) by a public company for compensation paid to certain individuals to $1,000,000, except that, in 2017 and prior years, compensation in excess of the $1,000,000 threshold could be deducted if it met the requirements to be considered “qualifying performance-based compensation” within the meaning of Code Section 162(m). The Tax Cuts and Jobs Act, passed by Congress in December 2017, eliminated the “performance-based” compensation exemption under Code Section 162(m). Therefore, for 2018 and subsequent years, compensation paid to our chief executive officer, our chief financial officer and to each of our other Named Executive Officers generally will not be deductible for federal income tax purposes to the extent such compensation exceeds $1,000,000, regardless of whether such compensation would have been considered “performance-based” under prior law. This limitation on deductibility applies to each individual who is a “Covered Employee” (as defined in Code Section 162(m)) in 2017 or who becomes a Covered Employee in any future year, and continues to apply to each such individual for all future years, regardless of whether such individual remains a Named Executive Officer. There is, however, a transition rule that allows “performance-based” compensation in excess of $1,000,000 to continue to be deductible if the remuneration is provided pursuant to a binding contract which was in effect on November 2, 2017 and which was not subsequently materially modified. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of the Company’s executive compensation program. Rather, the Company seeks to maintain flexibility in its executive compensation program and may structure compensation that is not deductible if it determines that doing so is appropriate and consistent with the objectives of the executive compensation program described above. Accordingly, the Company may be limited in its ability to deduct amounts of compensation from time to time.

Accounting rules require the Company to expense the cost of equity grants. Because of equity expensing and the impact of dilution on the Company’s stockholders, the Compensation Committee carefully considers the type of equity awards that are granted and the number and value of the shares underlying such awards.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation of the Named Executive Officers for the years ended December 31, 2021, 2020, and 2019.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)(5)
Jeffrey R. Feeler	2021	629,810	900,150	899,910	257,250	24,067	2,711,187
President & Chief Executive	2020	629,809	1,831,600	400,362	206,250	16,056	3,084,077
Officer	2019	529,712	881,684	219,678	633,150	51,104	2,315,328
Simon G. Bell	2021	457,331	324,760	324,720	150,170	10,958	1,267,939
Executive Vice President & Chief	2020	456,485	598,109	129,677	113,816	26,372	1,324,459
Operating Officer	2019	383,427	376,400	95,038	338,010	33,156	1,226,031
Steven D. Welling	2021	428,989	314,170	312,840	142,694	11,634	1,210,327
Executive Vice President of Sales	2020	428,270	573,790	124,641	106,781	13,025	1,246,507
& Marketing	2019	372,904	376,400	95,038	334,665	18,004	1,197,011
Eric L. Gerratt	2021	428,989	314,170	312,840	139,081	10,937	1,206,017
Executive Vice President, Chief	2020	428,270	573,790	124,641	102,000	13,190	1,241,891
Financial Officer & Treasurer	2019	353,365	376,400	95,038	308,700	18,071	1,151,574
Andrew P. Marshall	2021	323,013	187,090	187,110	106,080	11,131	814,424
Executive Vice President of	2020	322,462	342,010	75,540	80,400	12,248	832,660
Regulatory Compliance & Safety	2019	291,923	261,975	65,436	264,480	15,013	898,827

(1)	The amounts listed represent the aggregate grant date fair value of restricted stock and PSUs granted during the applicable year, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”) (without regard to the effect of estimated forfeitures). The values of restricted stock are determined by multiplying the closing stock price on the date of grant by the number of stock awards. The PSU grant date fair values were determined based on a Monte Carlo simulation (which probability weights multiple potential outcomes). The amounts may not be indicative of the realized value of the awards if and when they vest. See the “Grants of Plan-Based Awards” table of this Amendment No.1 for additional details on the stock awards granted to the Named Executive Officers during 2021. Assuming that the highest level of performance conditions will be achieved with respect to the PSUs (and thus the maximum number of shares will be issued under the PSUs), using the closing stock price of the Company’s common stock on the grant date for such PSUs;(i) the grant date value of the 2020 PSUs would be: $1,600,033 for Mr. Feeler, $519,991 for Mr. Bell, $499,994 for each of Messrs. Welling and Gerratt, and $300,023 for Mr. Marshall; and (ii) the grant date value of the 2019 PSUs would be: $1,154,918 for Mr. Feeler, $498,794 for each of Messrs. Bell, Welling and Gerratt, and $346,546 for Mr. Marshall. There were no PSUs granted to the Named Executive Officers in 2021. Additional information regarding the awards, including the assumptions made in determining their value under FASB ASC Topic 718, are disclosed in Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	The amounts listed represent the aggregate grant date fair value of stock options granted during the applicable year, as determined in accordance with FASB ASC Topic 718. The assumptions made in determining the grant date fair values of the options are disclosed in Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

(3)	Represents the amount awarded for performance during the applicable year under the 2019 MIP, 2020 MIP and 2021 MIP as applicable.

(4)	Includes matching contributions the Company made on behalf of each Named Executive Officer under the Company-sponsored 401(k) plan ($9,321 in the case of Mr. Feeler, $8,730 in the case of Mr. Bell, $9,458 in the case of Mr. Welling, $8,760 in the case of Mr. Gerratt and $9,152 in the case of Marshall for 2021), the dollar value of insurance premiums paid by the Company with respect to life and disability insurance policies ($1,867 in the case of Mr. Feeler, $1,779 in the case of Mr. Bell, $1,726 in the case of each of Messrs. Welling and Mr. Gerratt, and $1,530 in the case of Mr. Marshall for 2021), and in the case of each Named Executive Offer, a cell phone stipend of $450. Also included is the total value of all perquisites provided to Mr. Feeler (these include, for 2021, fees paid for a professional license renewal, memberships in professional leadership organizations and a personal data security subscription. Total perquisites provided to each of Messrs. Bell and Gerratt did not exceed $10,000 and are not included. There were no perquisites provided to Messrs. Marshall and Welling in 2021.

(5)	Mr. Feeler did not have any above-market or preferential earnings on non-qualified deferred compensation in 2021 under the Deferred Compensation Plan. Therefore, earnings credited to Mr. Feeler’s non-qualified deferred compensation in 2021 under the Deferred Compensation Plan are not required to be, nor are they, reflected in the “Summary Compensation Table.” Messrs. Bell, Welling, Marshall and Gerratt did not participate in the Deferred Compensation Plan in 2021. For a description of the Deferred Compensation Plan, refer to the “Non-qualified Deferred Compensation” section of this Amendment No.1.

2021 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information for each Named Executive Officer regarding the equity and non-equity awards granted during the year ended December 31, 2021. All non-equity awards set forth below were granted under the 2021 MIP and all equity-based awards set forth below were granted under the Omnibus Plan.

									All Other
								All Other	Option
								Stock	Awards;		Grant Date
								Awards;	Number of	Exercise or	Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under			Number of	Shares	Base Price	of Stock
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards(4)			Shares of	Underlying	of Option	and Option
Name	Board	Threshold ($)(1)	Target ($)(2)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)(4)	Options (#)(5)	Awards ($/Sh)	Awards ($)(6)
Jeffrey R. Feeler	12/17/20	65,625	656,250	1,312,500	—	—	—	—	—	—	—
	12/17/20 / 1/4/21	—	—	—	—	—	—	25,500	—	—	900,150
	12/17/20 / 1/4/21	—	—	—	—	—	—	—	90,900	35.30	899,910
Simon G. Bell	12/17/20	38,505	385,050	770,100	—	—	—	—	—	—	—
	12/17/20 / 1/4/21	—	—	—	—	—	—	9,200	—	—	324,760
	12/17/20 / 1/4/21	—	—	—	—	—	—	—	32,800	35.30	324,720
Steven D. Welling	12/17/20	36,125	361,250	722,500	—	—	—	—	—	—	—
	12/17/20 / 1/4/21	—	—	—	—	—	—	8,900	—	—	314,170
	12/17/20 / 1/4/21	—	—	—	—	—	—	—	31,600	35.30	312,840
Eric L. Gerratt	12/17/20	36,125	361,250	722,500	—	—	—	—	—	—	—
	12/17/20 / 1/4/21	—	—	—	—	—	—	8,900	—	—	314,170
	12/17/20 / 1/4/21	—	—	—	—	—	—	—	31,600	35.30	312,840
Andrew P. Marshall	12/17/20	27,200	272,000	544,000	—	—	—	—	—	—	—
	12/17/20 / 1/4/21	—	—	—	—	—	—	5,300	—	—	187,090
	12/17/20 / 1/4/21	—	—	—	—	—	—	—	18,900	35.30	187,110

(1)	Represents the minimum amount to which the Named Executive Officers would have been entitled to receive based on achieving the 2021 MIP target with the lowest weighted percentage of the Target Cash Incentive.

(2)	Represents the amount to which the Named Executive Officers would have been entitled to receive based on achieving 100% of each of the 2021MIP targets. For the amount actually paid, please refer to the “Summary Compensation Table” in this Amendment No.1. For additional details regarding the 2021 MIP, please refer to the “Annual Short-Term Incentives” section of this Amendment No.1.

(3)	The Company established a maximum payout level under the 2021 MIP equal to two times the participant’s applicable Target Cash Incentive.

(4)	These restricted stock awards for each of the Named Executive Officers, awarded with an effective date of January 4, 2021, vest in equal annual installments over three years.

(5)	These stock options, for each of the Named Executive Officers, awarded effective as of January 4, 2021, vest in equal annual installments over three years.

(6)	The amounts listed represent the aggregate grant date fair value of each restricted stock and stock option award granted to the Named Executive Officers during 2021, as determined in accordance with FASB ASC Topic 718 (without regard to the effect of estimated forfeitures).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — 2021

The following table sets forth information for each Named Executive Officer with respect to (i) each option to purchase the Company’s common stock that had not been exercised and remained outstanding as of December 31, 2021; (ii) each award of restricted stock that had not vested and remained outstanding as of December 31, 2021; and (iii) each award of PSUs that had not vested and remained outstanding as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Units, Shares or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units, Shares or Other Rights That Have Not Vested ($)(9)
Jeffrey R. Feeler	6,266	—		35.05	1/3/2026	—		—	—		—
	11,066	—		49.15	1/1/2027	—		—	—		—
	15,500	—		51.00	1/1/2028	—		—	—		—
	9,400	4,700	(1)	63.85	1/1/2029	—		—	—		—
	10,600	21,200	(2)	57.04	1/1/2030	—		—	—		—
	—	90,900	(3)	35.30	1/3/2031	—		—	—		—
	—	—		—	—	2,600	(4)	83,044	—		—
	—	—		—	—	9,333	(5)	298,096	—		—
	—	—		—	—	25,500	(6)	814,470	—		—
	—	—		—	—	—		—	12,162	(8)	388,454
Simon G. Bell	8,500	—		49.97	3/9/2025	—		—	—		—
	2,300	—		35.05	1/3/2026	—		—	—		—
	6,000	—		49.15	1/1/2027	—		—	—		—
	6,900	—		51.00	1/1/2028	—		—	—		—
	4,067	2,033	(1)	63.85	1/1/2029	—		—	—		—
	3,434	6,866	(2)	57.04	1/1/2030	—		—	—		—
	—	32,800	(3)	35.30	1/3/2031	—		—	—		—
	—	—		—	—	1,100	(4)	35,134	—		—
	—	—		—	—	3,066	(5)	97,928	—		—
	—	—		—	—	9,200	(6)	293,848	—		—
	—	—		—	—	—		—	3,953	(8)	126,259
Steven D. Welling	9,300	—		49.97	3/9/2025	—		—	—		—
	2,300	—		35.05	1/3/2026	—		—	—		—
	6,000	—		49.15	1/1/2027	—		—	—		—
	6,900	—		51.00	1/1/2028	—		—	—		—
	4,067	2,033	(1)	63.85	1/1/2029	—		—	—		—
	3,300	6,600	(2)	57.04	1/1/2030	—		—	—		—
	—	31,600	(3)	35.30	1/3/2031	—		—	—		—
	—	—		—	—	1,100	(4)	35,134	—		—
	—	—		—	—	2,933	(5)	93,680	—		—
	—	—		—	—	8,900	(6)	284,266	—		—
	—	—		—	—	—		—	3,801	(9)	121,404
Eric L. Gerratt	8,500	—		49.97	3/9/2025	—		—	—		—
	2,300	—		35.05	1/3/2026	—		—	—		—
	6,000	—		49.15	1/1/2027	—		—	—		—
	6,900	—		51.00	1/1/2028	—		—	—		—
	4,067	2,033	(1)	63.85	1/1/2029	—		—	—		—
	3,300	6,600	(2)	57.04	1/1/2030	—		—	—		—
	—	31,600	(3)	35.30	1/3/2031	1,100	(4)	35,134	—		—
	—	—		—	—	2,933	(5)	93,680	—		—
	—	—		—	—	8,900	(6)	284,266	—		—
	—	—		—	—	—		—	3,801	(9)	121,404
Andrew P. Marshall	2,110	—		49.97	3/9/2025	—		—	—		—
	4,530	—		39.10	3/7/2026	—		—	—		—
	3,487	—		50.50	1/1/2027	—		—	—		—
	4,700	—		51.00	1/1/2028	—		—	—		—
	2,800	1,400	(1)	63.85	1/1/2029	—		—	—		—
	2,000	4,000	(2)	57.04	1/1/2030	—		—	—		—
	—	18,900	(3)	35.30	1/3/2031	—		—	—		—
	—	—		—	—	766	(4)	24,466	—		—
	—	—		—	—	1,733	(5)	55,352	—		—
	—	—		—	—	5,300	(6)	169,282	—		—
	—	—		—	—	—		—	2,281	(9)	72,855

(1)	These stock options, which were granted on January 2, 2019, vested on January 1, 2022. Vesting was generally subject to the Named Executive Officer remaining employed through the applicable vesting date.

(2)	These stock options, which were granted on January 2, 2020, vest as follows; 50% vested on January 1, 2022 and 50% are scheduled to vest on January 1, 2023. Vesting is generally subject to the Named Executive Officer remaining employed through the applicable vesting date.

(3)	These stock options, which were granted on January 4, 2021, vest as follows; one-third vested on January 3, 2022 and one-third is scheduled to vest on each of January 3, 2023 and January 3, 2024. Vesting is generally subject to the Named Executive Officer remaining employed through the applicable vesting date.

(4)	These restricted stock awards, which were granted on January 2, 2019, vested on January 1, 2022. Vesting was generally subject to the Named Executive Officer remaining employed through such vesting date.

(5)	These restricted stock awards, which were granted on January 2, 2020, vest as follows: 50% vested on January 1, 2022 and 50% are scheduled to vest on January 1, 2023. Vesting is generally subject to the Named Executive Officer remaining employed through such vesting date.

(6)	These restricted stock awards, which were granted on January 4, 2021, vest as follows: one third vested on January 3, 2022 and one third is scheduled to vest on each of January 3, 2023, and January 1, 2024. Vesting is generally subject to the Named Executive Officer remaining employed through such vesting date.

(7)	Market value was calculated by using $31.94, the Company’s common stock price on December 31, 2021.

(8)	These PSUs, awarded with an effective date of July 16, 2020, have a three-year performance period commencing January 1, 2020 and concluding on December 31, 2022. The amount reported in the table represents the available shares underlying the PSUs, assuming the threshold performance is satisfied for each performance measure.

(9)	Market value was calculated by using $31.94, the Company’s common stock price on December 31, 2021.

2021 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information for each Named Executive Officer with respect to the vesting of restricted stock and restricted stock units during the 2021 fiscal year. There were no options exercised during the same period and PSUs vesting in 2021 resulted in a zero payout to the Named Executive Officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey R. Feeler	10,200	370,566
Simon G. Bell	3,934	142,922
Steven D. Welling	3,867	140,488
Eric L. Gerratt	3,867	140,488
Andrew P. Marshall	2,534	92,060

(1)	Reflects the product of (i) the number of shares acquired upon vesting of restricted stock and restricted stock units; and (ii) the closing price of one share of the Company’s common stock on the vesting date.

NON-QUALIFIED DEFERRED COMPENSATION AT FISCAL YEAR-END — 2021

The following table sets forth information for each Named Executive Officer with respect to his non-qualified deferred compensation under the Deferred Compensation Plan during the 2021 fiscal year.

Name	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/? Distributions ($)	Aggregate Balance at Last FYE ($)(3)
Jeffrey R. Feeler	151,202	—	41,288	—	418,920
Simon G. Bell	—	—	—	—	—
Steven D. Welling	—	—	—	—	—
Eric L. Gerratt	—	—	—	—	—
Andrew P. Marshall	—	—	—	—	—

(1)	All amounts in this column are reported as a component of “Salary” in the “Summary Compensation Table” of this Amendment No.1.

(2)	None of the amounts in this column are reported for 2021 in the “Summary Compensation Table” of this Amendment No.1. Please refer to the footnote to “Total” in the “Summary Compensation Table” of this Amendment No.1.

(3)	Of the amounts reported in this column, $194,616 was previously reported as compensation to the Named Executive Officer in the Company’s “Summary Compensation Table” for previous years.

Summary of Deferred Compensation Plan

The Named Executive Officers and certain other key managerial employees and other service providers of the Company and its subsidiaries are eligible to participate in the Deferred Compensation Plan, which is an unfunded, non-qualified deferred compensation plan. Each year, participants can elect to defer up to 100% of their base salary, performance-based compensation earned under the MIP, commissions and Form 1099 compensation, as applicable, under the Deferred Compensation Plan. The Company does not make any matching, discretionary or other similar contributions to the Deferred Compensation Plan.

Participants may elect to receive compensation they have deferred upon certain qualifying distribution events (e.g., separation from service, death, disability or at a specified date) at which time account balances are distributed in cash either in a lump sum or annual installments as elected by the participant. If no election is made, account balances are distributed in a lump sum. Annual installments can be for up to five years if the qualifying distribution event is a specified date or 10 years if the qualifying distribution event is due to a separation from service or disability. Account balances are distributed in a lump sum to the participant’s beneficiary upon the participant’s death.

Account balances under the Deferred Compensation Plan are credited with a deemed investment return (or credited with a deemed investment loss), determined as if the account was invested in one or more investment funds made available by the administrator. Participants elect the investment fund(s) in which accounts will be deemed invested. Participants may change their investment elections on a daily basis. The investment vehicle is determined by the administrator if the participant fails to make an investment election.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Effective December 22, 2020, the Company entered into the Employment Agreements with each of the Named Executive Officers that, among other things, modified the Named Executive Officers’ severance rights. The Employment Agreements require the Company or its successors to pay or provide certain compensation and benefits to the applicable Named Executive Officer in the event of a termination of employment or a termination of employment following a change of control. The following discussion describes the potential payments upon a termination of employment or a termination of employment following a change of control pursuant to the Employment Agreements. Under the terms of the Employment Agreements, generally, upon a termination of employment, the Company would be obligated to pay the Named Executive Officers:

•	Any unpaid base salary through the termination date and any accrued paid-time off;

•	Any unpaid cash incentive earned for the fiscal year prior to the fiscal year in which the termination of employment occurs and any cash incentive earned in the fiscal year of termination based on actual results over the entire performance period prorated for the number of days employed during such fiscal year;

•	Any unreimbursed business expenses incurred through the termination date; and

•	All other payments or other benefits the Named Executive Officer may be entitled to under the terms of any applicable compensation arrangement or benefit, equity or fringe benefit program, or grant.

•	These payments are referred to herein as the “Accrued Obligations.”

Termination. Under the terms of the Employment Agreements the amount and types of compensation due to a Named Executive Officer in the event of termination of employment with the Company is dependent upon the basis for such termination.

For Cause or Without Good Reason — If a Named Executive Officer’s employment had been terminated on December 31, 2021 by the Company for cause or by the Named Executive Officer without good reason, the Company would have paid such Named Executive Officer the Accrued Obligations only (other than any amounts due under any Cash Incentive plan which shall be forfeited pursuant to the terms of such plan).

Without Cause or for Good Reason — Had a Named Executive Officer’s employment been terminated on December 31, 2021 by the Company without cause, or by the Named Executive Officer for good reason, in addition to the Accrued Obligations, such Named Executive Officer would have been entitled to the following:

•	An amount equal to the sum of two years’ base salary and two times the Target Cash Incentive (payable in bi-weekly installments) during the two-year period following such termination;

•	Continued vesting of outstanding stock options for a period of two years following the termination date, with any stock options held prior to such termination that is, or becomes, vested to remain exercisable until the earlier of the second anniversary of the termination date and the original expiration date of such stock options;

•	Immediate vesting of restricted stock grants that would have vested during the two-year period immediately following the termination date;

•	Continued vesting of performance stock units in the same manner as if no termination of employment occurred, with payment calculated based on actual performance but with vesting to be pro-rated based on the number of days from the start of the performance period through the second anniversary of the termination date in relation to the total number of days in the performance period;

•	Reimbursement of medical, dental and vision insurance premiums pursuant to COBRA for a period up to 18 months;

•	Six monthly payments each equal to the greater of (x) two times the monthly COBRA medical, dental and vision insurance premiums as of the termination date and (y) $5,000, commencing on the 18-month anniversary of the termination date;

•	24 monthly cash payments each equal to two times the monthly premiums as of the termination date under the Company’s life insurance and long-term disability insurance plans; and

•	In the case of Mr. Feeler, up to 12 consecutive months of outplacement services not to exceed $100,000 in the aggregate (such benefits to end no later than the second anniversary of the termination date).

A Named Executive Officer’s right to receive the additional severance benefits described above (other than the Accrued Obligations) is subject to such Named Executive Officer’s compliance with applicable confidentiality, work product assignment, return of property and non-competition/non-solicitation covenants contained in the applicable Employment Agreement and the execution (and non-revocation) of a release of claims in favor of the Company and certain related persons and entities.

The definition of “good reason” includes, among other things: (i) a material diminution or adverse change in title, authority, responsibilities or duties; (ii) exclusion from any incentive plan participated in at the time the Employment Agreement was executed; (iii) failure by the Company to include or continue any material employee benefit plan, a material diminution in employee benefits; (iv) any material breach by the Company of the provisions of the Employment Agreement; or (v) a relocation of the executive’s primary place of employment outside a 50-mile radius.

“Cause” is defined as a determination by two-thirds of the members of the Board voting that the Named Executive Officer has, among other things, (i) engaged in willful neglect (other than neglect resulting from his incapacity due to physical or mental illness) of his duties or willful misconduct in the performance of his duties, or has violated any material written policy of the Company; (ii) engaged in willful or grossly negligent conduct the consequences of which are materially adverse to the Company; (iii) materially breached the terms of his Employment Agreement and such breach persisted after notice thereof from the Company and a reasonable opportunity to cure; or (iv) been convicted of (or has plead guilty or no contest to) any felony (other than a traffic violation) or any misdemeanor involving moral turpitude.

Death — Had a Named Executive Officer’s employment been terminated by the Company due to death on December 31, 2021, the Company would have paid such Named Executive Officer, or his estate, as applicable, the Accrued Obligations. In addition, all unvested stock options, restricted stock and performance stock units would have immediately vested.

Disability — Had a Named Executive Officer’s employment been terminated by the Company due to disability on December 31, 2021, the Company would have paid such Named Executive Officer, or his estate, as applicable, the Accrued Obligations. In addition, in the event of such a termination of employment (i) all unvested stock options, restricted stock and performance stock units (but only performance stock units that are not subject to Code Section 409A) would have immediately vested (with performance being deemed achieved at target); and (ii) any performance stock units that are subject to Code Section 409A would have continued to vest in the same manner as if no such termination of employment had occurred, with performance deemed achieved at target (provided that if such termination had occurred within 24 months after a change of control, any performance stock units that are subject to Code Section 409A granted after the effective date of the Employment Agreement would have vested in full upon such termination with performance being deemed achieved at target). Such payments and benefits are subject to the Named Executive Officer’s compliance with applicable confidentiality, work product assignment, return of property and non-competition/non-solicitation covenants contained in the applicable Employment Agreement and the execution (and non-revocation) of a release of claims in favor of the Company and certain related persons and entities.

Retirement — Had a Named Executive Officer’s employment been terminated by retirement on December 31, 2021, such Named Executive Officer would have been paid the Accrued Obligations.

Based on a hypothetical termination of employment on December 31, 2021, the Named Executive Officers would have been entitled to the amounts set forth in the following table, depending on the basis for such termination of employment identified in the first column:

Basis for Termination	Base Salary ($)(1)	Bonus ($)(2)	Prior Fiscal Year Bonus/Bonus in Year of Termination ($)(3)	Medical, Life Insurance and Disability ($)(4)	Outplacement Services ($)(5)	Value of Vesting of Equity Awards Following Termination ($)(6)	Total ($)
Jeffrey R. Feeler
For cause or w/o good reason	—	—	—	—	—	—	—
W/o cause or for good reason	1,250,000	1,312,500	257,250	67,560	100,000	1,701,029	4,688,339
Death	—	—	257,250	—	—	1,972,519	2,229,769
Retirement	—	—	257,250	—	—	—	257,250
Disability	—	—	257,250	—	—	1,972,519	2,229,769
Simon G. Bell
For cause or w/o good reason	—	—	—	—	—	—	—
W/o cause or for good reason	946,000	770,100	150,170	66,192	—	581,446	2,513,908
Death	—	—	150,170	—	—	679,396	829,566
Retirement	—	—	150,170	—	—	—	150,170
Disability	—	—	150,170	—	—	679,396	829,566

Basis for Termination	Base Salary ($)(1)	Bonus ($)(2)	Prior Fiscal Year Bonus/Bonus in Year of Termination ($)(3)	Medical, Life Insurance and Disability ($)(4)	Outplacement Services ($)(5)	Value of Vesting of Equity Awards Following Termination ($)(6)	Total ($)
Steven D. Welling
For cause or w/o good reason	—	—	—	—	—	—	—
W/o cause or for good reason	884,000	722,500	142,694	66,848	—	561,101	2,377,143
Death	—	—	142,694	—	—	655,856	798,550
Retirement	—	—	142,694	—	—	—	142,694
Disability	—	—	142,694	—	—	655,856	798,550
Eric. L. Gerratt
For cause or w/o good reason	—	—	—	—	—	—	—
W/o cause or for good reason	884,000	722,500	139,081	71,306	—	561,101	2,377,988
Death	—	—	139,081	—	—	655,856	794,937
Retirement	—	—	139,081	—	—	—	139,081
Disability	—	—	139,081	—	—	655,856	794,937
Andrew P. Marshall
For cause or w/o good reason	—	—	—	—	—	—	—
W/o cause or for good reason	666,000	544,000	106,080	66,246	—	338,351	1,720,677
Death	—	—	106,080	—	—	394,778	500,858
Retirement	—	—	106,080	—	—	—	106,080
Disability	—	—	106,080	—	—	394,778	500,858

(1)	Includes, for each Named Executive Officer, an amount equal to two-times the annual base salary.

(2)	Includes, for each Named Executive Officer, an amount equal to two-times the Target Cash Incentive amount.

(3)	Includes, for each Named Executive Officer, the Cash Incentive earned for 2021.

(4)	Includes, for each Named Executive Officer, (i) reimbursement of medical, dental and vision plan insurance premiums under COBRA for 18 months; (ii) six monthly payments equal to $5,000; and (iii) 24 monthly payments equal to two-times the monthly premiums for life insurance and long-term disability insurance.

(5)	Represents 12 consecutive months of outplacement services.

(6)	In the case of a termination without cause of for good reason, includes the value of restricted stock determined based on the number of shares vesting in the two year period following the termination multiplied by the December 31, 2021 closing market price of $31.94; the value of stock options determined based on the options vesting in the two year period following the termination, multiplied by the amount (if any) by which the December 31, 2021 closing market price of $31.94 exceeded the applicable exercise price; the value of the PSUs granted in 2020, assuming performance is achieved at the target level and a December 31, 2021 closing market price of $31.94. In all other cases, includes the value of all unvested restricted stock multiplied by the December 31, 2021 closing market price of $31.94; the value of stock options determined based on unvested options multiplied by the amount (if any) by which the December 31, 2021 closing market price of $31.94 exceeded the applicable exercise price; the value of the PSUs granted in 2020, assuming performance is achieved at the target level and a December 31, 2021 closing market price of $31.94.

Change of Control. Change-of-control benefits are intended to encourage cooperation and minimize potential resistance of the Named Executive Officers and other key employees to potential change-of-control transactions that may be in the best interests of the Company and its stockholders.

For purposes of the Employment Agreements, “change of control” is defined to include any of the following events:

•	The consummation of a reorganization, merger, statutory share exchange or consolidation or similar transaction involving the Company (“Business Combination”), unless following such Business Combination, all or substantially all of the individuals and entities that were beneficial owners of the combined voting power of the Company’s outstanding securities immediately prior to such Business Combination beneficially own at least 60% of the combined voting power of the then-outstanding securities of the entity resulting from such Business Combination; provided, however, that a public offering of the Company’s securities will not constitute a corporate reorganization;

•	The sale, transfer or other disposition of all or substantially all of the Company’s assets;

•	Any transaction as a result of which any person is the “beneficial owner”, directly or indirectly, of securities of the Company representing more than 30% of the total voting power represented by the Company’s then outstanding voting securities; or

•	A contested change in the composition of the Board in any 12 month period as a result of which fewer than a majority of the directors are incumbent directors.

Notwithstanding the foregoing, no transaction or event shall be a change of control unless it also satisfies the requirements of Treasury Regulation Section 1.409A-3(i)(5)(v), (vi) or (vii).

Under the Employment Agreements, if both a change-of-control event and a subsequent termination of employment by the Company without cause (but not due to death or disability) or by the Named Executive Officer for good reason occurs, in either case, within 24 months after such change of control, the Named Executive Officer will be entitled to the following severance payments and benefits, subject to compliance with certain covenants and execution (and non-revocation) of a release of claims in favor of the Company and certain related persons and entities:

•	A lump sum payment equal to two times (or three times, in the case of Mr. Feeler) the sum of (i) base salary; and (ii) the greater of (x) any earned but unpaid amount due under any cash incentive plan and (y) the Named Executive Officer’s target incentive amount under a cash incentive plan;

•	Reimbursement of medical, dental and vision insurance premiums pursuant to COBRA for a period up to 18 months;

•	Six (or 18, in the case of Mr. Feeler) monthly payments each equal to the greater of (x) two times the monthly COBRA medical, dental and vision insurance premiums as of the termination date and (y) $5,000, commencing on the 18-month anniversary of the termination date;

•	24 (or 36, in the case of Mr. Feeler) monthly cash payments each equal to two times the monthly premiums as of the termination date under the Company’s life insurance and long-term disability insurance plans;

•	In the case of Mr. Feeler, up to 12 consecutive months of outplacement services not to exceed $100,000 in the aggregate (such benefits to end no later than the third anniversary of the termination date);

•	Full vesting of all unvested stock options, stock appreciation rights, restricted stock, restricted stock units (but only to the extent granted after the effective date of the Employment Agreement), performance stock units (but only to the extent not subject to Code Section 409A or, if subject to Code Section 409A, only to the extent granted after the effective date of the Employment Agreement) and performance stock (with performance with respect to performance-based awards to be deemed achieved at target); and

•	Continued vesting of any performance stock units subject to Code Section 409A outstanding on the effective date of the Employment Agreement in the same manner as if no termination of employment occurred (with payment based on target performance).

Based on a hypothetical change-of-control event and subsequent termination of employment by the Company without cause or by the Named Executive Officer for good reason, in each case, on December 31, 2021, the Named Executive Officers would have been entitled to the Accrued Obligations and the amounts set forth in the table below.

	Base Salary ($)(1)	Bonus ($)(2)	Prior Fiscal Year Bonus ($)(3)	Options ($)(4)	Restricted Stock ($)(5)	Medical, Life Insurance and Disability ($)(6)	Outplacement Services ($)(7)	Value of Vesting of PSUs Following Termination ($)(8)	Total ($)
Jeffrey R. Feeler	1,875,000	1,968,750	257,250	—	1,195,610	130,956	100,000	776,909	6,304,475
Simon G. Bell	946,000	770,100	150,170	—	426,910	66,192	—	252,486	2,611,858
Steven D. Welling	884,000	722,500	142,694	—	413,080	66,848	—	242,776	2,471,898
Eric. L. Gerratt	884,000	722,500	139,081	—	413,080	71,306	—	242,776	2,472,743
Andrew P. Marshall	666,000	544,000	106,080	—	249,100	66,246	—	145,678	1,777,104

(1)	Includes, for Mr. Feeler, an amount equal to three-times the annual base salary. Includes, for Messrs. Bell, Welling, Marshall and Gerratt, an amount equal to two-times the annual base salary.

(2)	Includes, for Mr. Feeler, an amount equal to three-times the Target Cash Incentive amount. Includes, for Messrs. Bell, Welling, Marshall and Gerratt, an amount equal to two-times the Target Cash Incentive amount

(3)	Includes, for each Named Executive Officer, the Cash Incentive earned for 2021.

(4)	Represents the value of all unvested stock options vesting on December 31, 2021, based on the amount (if any) by which the December 31, 2021 market price of $31.94 exceeded the applicable exercise price.

(5)	Represents the value of all unvested restricted stock vesting on December 31, 2021, based on the December 31, 2021 closing market price of $31.94.

(6)	Includes, for Mr. Feeler, (i) reimbursement of medical, dental and vision plan insurance premiums under COBRA for 18 months, (ii) 18 monthly payments equal to $5,000 and (iii) 36 monthly payments equal to two-times the monthly premiums for life insurance and long-term disability insurance. Includes, for Messrs. Bell, Welling, Marshall and Gerratt, (i) reimbursement of medical, dental and vision plan insurance premiums under COBRA for 18 months, (ii) six monthly payments equal to $5,000 and (iii) 24 monthly payments equal to two-times the monthly premiums for life insurance and long-term disability insurance.

(7)	Represents 12 consecutive months of outplacement services.

(8)	Represents the value of the target number of 2020 PSUs on December 31, 2021, based on the December 31, 2021 closing market price of $31.94.

If a change-of-control event occurred on December 31, 2021 and the unvested stock options, restricted stock and performance stock units held by the Named Executive Officers were not continued, substituted for or assumed by the successor company in connection with such change-of-control event, such stock options, restricted stock and performance stock unit awards would have immediately vested upon the date of such change-of-control event (with the value of such accelerated vesting as reported in the table immediately above (see the “Options,” “Restricted Stock” and “Value of Vesting of PSUs Following Termination” columns), regardless of whether there was a subsequent termination of employment of the Named Executive Officer by the Company without cause or by the Named Executive Officer for good reason.

In the event that the severance and other benefits provided for in the Employment Agreements or otherwise payable to the Named Executive Officers had constituted “parachute payments” within the meaning of Code Section 280G and would have been subject to the excise tax imposed by Code Section 4999, then the Named Executive Officer would have received either the full amount of such severance benefits or such lesser amount as would result in no portion of such severance benefits being subject to excise tax under Code Section 4999, whichever amount would have resulted in the Named Executive Officer receiving the greatest amount of severance benefits on an after-tax basis. The Company does not provide any excise tax protections to executives (including any Named Executive Officers).

2021 CEO PAY RATIO DISCLOSURE

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company determined the ratio of the annual total compensation of Mr. Feeler, our chief executive officer, to the annual total compensation of our median employee.

The Company identified its median employee from its total population of 3,575 employees as of December 31, 2021. For purposes of identifying its median employee, the Company excluded Mr. Feeler and those employees in the Republic of Georgia (58), Turkey (87), the United Arab Emirates (2) and Iraq (1), for a total employee population of 3,426. The median employee was identified based on the cash paid to such employees for fiscal year 2021. We included employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any employees who were not employed by the Company during the entire period of measurement. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. After identifying the median employee based on total cash compensation, we calculated total compensation for such employee during fiscal year 2021 using the same methodology we use for our Named Executive Officers as set forth in the “Summary Compensation Table” in this Amendment No.1. The total 2021 compensation calculated for the median employee was $60,648, compared to $2,715,171 for Mr. Feeler. Our 2021 chief executive officer-to-median employee pay ratio is approximately 45 to 1.

COMPENSATION OF DIRECTORS

Effective May 27, 2021 directors who are not employees of the Company or its subsidiaries were entitled to compensation as set forth in the following table. Each of the fees below (other than the equity award) is payable in equal quarterly installments.

Annual Cash Retainer	$57,500
Dollar Value of Equity Award(1)	$112,500
Non-employee Chairman of the Board	$60,000
Lead Independent Director	$25,000
Committee Chair Annual Fee:
Audit Committee	$20,000
Corporate Governance Committee	$10,000
Compensation Committee	$10,000

(1)	The type of equity award issued will be selected by the non-employee director and can be in the form of restricted stock or options to purchase the Company’s common stock. Equity awards will vest over one year with vesting contingent on the non-employee director attending at least 75% of the regularly scheduled Board meetings and meetings of committees of which a director is a member between the grant date and the vesting date. Stock options will have a term no greater than 10 years with an exercise price equal to the fair value of the Company’s stock on the grant date. Please refer to the “Equity and Security Ownership Guidelines” section of this Amendment No.1 for details surrounding equity ownership requirements of non-employee directors.

Effective November 11, 2021 the Board approved an increase in the annual cash retainer for the Lead Independent Director to $30,000. The increases are reflective of the increase in size of the Company following its acquisition of NRC and is more aligned with amounts paid by its peers.

A non-employee director who does not complete his or her annual service term, upon which the payment of an annual cash retainer is paid, is required to reimburse the Company a pro-rata portion of any such retainer for any period he or she did not complete. All directors met the meeting attendance requirement during the 2020 –2021 Board year. All directors are reimbursed for their reasonable travel and other expenses incurred in attending Board and committee meetings.

Director compensation for the year ended December 31, 2021 for the Company’s non-employee directors is set forth in the following table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard Burke	77,500	113,361	190,861
E. Renae Conley	65,000	113,361	178,361
Katina Dorton	77,500	113,361	190,861
Glenn A. Eisenberg	97,500	113,361	210,861
Daniel Fox	103,849	113,361	217,210
Mack L. Hogans	67,100	147,111	214,211
Ronald C. Keating	57,500	113,361	170,861
John T. Sahlberg	60,000	113,361	173,361
Melanie Steiner	67,500	113,361	180,861

(1)  This amount represents the aggregate grant date fair value of the restricted stock award granted in fiscal year 2021 determined in accordance with FASB ASC Topic 718. The values of restricted stock are determined by multiplying the closing stock price on the date of grant by the number of stock awards. The assumptions made in determining the grant date fair value of the grant are disclosed in Note 19 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In connection with his appointment to the Board, Mr. Hogans was awarded 900 shares, equivalent to $112,500 divided by the fair market value of the stock on the award date (February 15, 2021) rounded to the nearest 100 shares and pro-rated for the number of days he would serve on the Board for the remainder of the 2020 – 2021 Board year. The fair market value of the Company’s common stock on the award date (February 15, 2021) was $37.50. These shares vested on May 24, 2021. The number of shares awarded to each independent director for the 2021 – 2022 Board year was 2,900 shares, equivalent to $112,500 divided by the fair market value of the stock on the award date (May 26, 2021) rounded to the nearest 100 shares. The fair market value of the Company’s common stock on the award date (May 26, 2021) was $39.09. The aggregate number of stock awards outstanding as of December 31, 2021 for each non-employee director is reported in the supplemental table below.

Name	Restricted Stock Awards (#)
Richard Burke	2,900
E. Renae Conley	2,900
Katina Dorton	2,900
Daniel Fox	2,900
Glenn A. Eisenberg	2,900
Mack L. Hogans	2,900
Ronald C. Keating	2,900
John T. Sahlberg	2,900
Melanie Steiner	2,900

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries during 2021, or was formerly an officer of the Company or any of its subsidiaries, or had any other relationship requiring disclosure by the Company under Item 404 of Regulation S-K. During 2021, no executive officer of the Company served as:

•	A member of the Compensation Committee (or other board committee performing equivalent functions) of an unrelated entity, one of whose executive officers served on the Compensation Committee of the Company; or

•	A director of an unrelated entity, one of whose executive officers served on the Compensation Committee of the Company; or

•	A member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment No.1 with the Company’s management and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No.1.

This report is respectfully submitted by the Compensation Committee of the Board of Directors:

COMPENSATION COMMITTEE
E. Renae Conley, Chair
Richard Burke
Ronald C. Keating
John T. Sahlberg

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF
CERTAIN BENEFICIAL OWNERS AND DIRECTORS AND OFFICERS

The following tables set forth, as of March 28, 2022, the beneficial ownership of the Company’s common stock by (i) each person, or group of affiliated persons, who is known by the Company to beneficially own more than 5% of the Company’s common stock; (ii) each of the Company’s directors, director nominees and executive officers; and (iii) all directors, director nominees, and executive officers of the Company as a group. Unless otherwise noted, to the knowledge of the Company, each beneficial owner identified has sole voting and investment power for the shares indicated. The information provided in the tables below is based on our records, information filed with the SEC, and information provided to the Company. Except as otherwise indicated, the address of each of the persons identified in the tables below is as follows: US Ecology, Inc., 101 S. Capitol Blvd., Suite 1000, Boise, Idaho 83702.

Beneficial ownership is determined in accordance with SEC rules. Shares of the Company’s common stock subject to options exercisable within 60 days of March 28, 2022 are deemed outstanding for calculating the percentage of outstanding shares of the person holding such options, but are not deemed outstanding for calculating the percentage ownership of any other person. Percentage of beneficial ownership is based upon shares of common stock outstanding on March 28, 2022.

(a) Beneficial Owners

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	5,000,774	(1)	15.96%
Magnetar Financial LLC 1603 Orrington Avenue, 13th Floor Evanston, Illinois 60201.	2,060,731	(2)	6.58%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	2,023,122	(3)	6.46%
Thrivent Financial for Lutherans 901 Marquette Avenue, Suite 2500 Minneapolis, Minnesota 55402	1,989,914	(4)	6.35%
Wellington Management Group LLP c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	1,834,267	(5)	5.85%

(1)	Information obtained solely from Schedule 13G/A filed on January 27, 2022, wherein BlackRock, Inc. is identified to possess sole voting power of 4,932,019 shares and sole dispositive power of 5,000,774 shares.

(2)	Information obtained solely from Schedule 13D filed on February 16, 2022, wherein Magnetar Capital Partners LP is identified to possess sole voting power of 0 shares, shared voting power of 2,060,731 shares, sole dispositive power of 0 shares, and shared dispositive power of 2,060,731 shares.

(3)	Information obtained solely from Schedule 13G/A filed on February 10, 2022, wherein The Vanguard Group is identified to possess sole voting power of 0 shares, shared voting power of 28,500 shares, sole dispositive power of 1,965,517 shares, and shared dispositive power of 57,605 shares.

(4)	Information obtained solely from Schedule 13G filed on February 14, 2022, wherein Thrivent Financial for Lutherans is identified to possess sole voting power of 46,183 shares, shared voting power of 1,943,731 shares, sole dispositive power of 46,183 shares, and shared dispositive power of 1,943,731 shares.

(5)	Information obtained solely from Schedule 13G filed on February 4, 2022, wherein Wellington Management Group LLP is identified to possess sole voting power of 0 shares, shared voting power of 1,527,676 shares, sole dispositive power of 0 shares, and shared dispositive power of 1,834,267 shares.

(b) Directors, Director Nominees, and Executive Officers

Directors and Director Nominees	Shares Owned	Right to Acquire (Exercisable within 60 days of Record Date)(1)	Total	Percent of Class
Richard Burke	2,900	10,800	13,700	*
E. Renae Conley	8,650	—	8,650	*
Katina Dorton	13,500	—	13,500	*
Glenn A. Eisenberg	9,000	—	9,000	*
Jeffrey R. Feeler	121,927	98,432	220,359	*
Daniel Fox	14,440	—	14,440	*
Mack L. Hogans	3,800	—	3,800	*
Ronald C. Keating	9,800	—	9,800	*
John T. Sahlberg	14,306	—	14,306	*
Melanie Steiner	7,100	—	7,100	*

Executive Officers
Jeffrey R. Feeler	121,927	98,432	220,359	*
Simon G. Bell	59,335	47,601	106,936	*
Steven D. Welling	47,533	47,734	95,267	*
Eric L. Gerratt	45,547	46,934	92,481	*
Andrew P. Marshall	25,544	29,327	54,871	*
All directors, director nominees and executive officers as a group	383,382	280,828	664,210	2.1

(1)	Represents options held that were exercisable within 60 days of the Record Date. Does not include PSUs. PSUs are awards granted by the Company and payable, subject to vesting requirements, in common stock of the Company.

*	Represents less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company had no relationships or related transactions with its officers, directors, or securities holders of more than 5% that would require disclosure under Item 404 of Regulation S-K under the Exchange Act . The Corporate Governance Committee is charged with reviewing and approving or ratifying all transactions with related persons required to be disclosed under Item 404(a) of Regulation S-K.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in this Amendment No.1. The information contained under these headings is incorporated herein by reference.

Director Independence

The Company is required by Nasdaq listing standards to have a majority of independent directors. The Board of Directors has determined that nine of the Company’s current 10 directors are independent as defined by the applicable Nasdaq listing standards. The nine independent directors are:

• Richard Burke	• Mack L. Hogans
• E. Renae Conley	• Ronald C. Keating
• Katina Dorton	• John T. Sahlberg
• Glenn A. Eisenberg • Daniel Fox	• Melanie Steiner

The Board of Directors has determined that each of these directors is free of any relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Mr. Feeler is the Company’s President and Chief Executive Officer and therefore not considered independent under the applicable Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit, Audit-Related, Tax and Other Fees

The aggregate fees billed or expected to be billed for the audit of the Company’s financial statements for the fiscal years ended December 31, 2021 and 2020 by the Company’s principal accounting firm, Deloitte & Touche LLP, were as follows:

	2021		2020
Audit Fees	$1,965,000		$2,350,000
Audit-Related Fees	—		—
Tax Fees	383,938	(1)	404,120
All Other Fees	3,000	(2)	1,895
Total Fees	$2,351,398		$2,756,015

(1)	Amount due for federal, state, and foreign tax compliance and consulting.

(2)	Amount due for access to Deloitte’s accounting research tool.

Pre-approval of Services

Deloitte prepared an annual engagement letter that was submitted to the Audit Committee for approval for the 2021 audit. The Audit Committee approved all of the non-audit services provided by Deloitte in fiscal year 2021 in advance of the services being performed. The engagement letter created a contract between the Company and Deloitte that specified the responsibilities of each party. It was signed on behalf of the Company by the chair of the Audit Committee and the Chief Financial Officer. The Company paid Deloitte a fixed amount for the annual audit and each quarterly review and for other services agreed to in the engagement letter and subsequent amendments. The Audit Committee believes that Deloitte’s provision of non-audit services has been compatible with maintaining the firm’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           The following documents are filed as part of this report:

1)	Consolidated Financial Statements: No financial statements are filed with this Form 10K/A because the information is included in the financial statements at Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 28, 2022.

2)	Financial Statement Schedules. Schedules have been omitted because the information is included in the financial statements at Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 28, 2022.

3)	Exhibits are incorporated herein by reference or are filed with this Amendment No.1 as set forth in the Index to Exhibits on page 45 hereof.

ITEM 16. FORM 10-K SUMMARY

None

Index to Exhibits

Exhibit No.	Description	Company Form+	Incorporated by Reference from Registrant’s
31.1	Certifications of December 31, 2021 Form 10 K by Chief Executive Officer, dated February 28, 2022*	US Ecology, Inc.
31.2	Certifications of December 31, 2021 Form 10 K by Chief Financial Officer, dated February 28, 2022*	US Ecology, Inc.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL	US Ecology, Inc.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US ECOLOGY, INC.

By:	/s/ ERIC L. GERRATT
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer

Date:      April 15, 2022