Form 10-Q
period 2022-03-31
US Ecology, Inc.
filed 2022-04-29
CIK 1783400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At April 27, 2022, there were 31,512,324 shares of the registrant’s Common Stock outstanding.

US ECOLOGY, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

US ECOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amount)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$74,186	$67,487
Receivables, net	248,233	250,154
Prepaid expenses and other current assets	30,012	32,136
Income taxes receivable	7,961	14,441
Total current assets	360,392	364,218

Property and equipment, net	455,041	456,384
Operating lease assets	54,884	43,607
Restricted cash and investments	1,532	1,567
Intangible assets, net	482,127	489,573
Goodwill	413,526	413,126
Other assets	51,171	36,923
Total assets	$1,818,673	$1,805,398

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,933	$64,793
Deferred revenue	19,903	15,950
Accrued liabilities	47,589	51,265
Accrued salaries and benefits	26,061	29,438
Income taxes payable	231	559
Current portion of long-term debt	3,359	3,359
Current portion of closure and post-closure obligations	6,322	5,771
Current portion of operating lease liabilities	17,780	15,799
Total current liabilities	185,178	186,934

Long-term debt	734,285	735,125
Long-term closure and post-closure obligations	93,332	93,149
Long-term operating lease liabilities	37,991	28,477
Other long-term liabilities	12,947	13,907
Deferred income taxes, net	123,702	123,482
Total liabilities	1,187,435	1,181,074

Commitments and contingencies (See Note 15)

Stockholders’ Equity:
Common stock $0.01 par value per share, 50,000 authorized; 31,512 shares issued and outstanding	315	315
Additional paid-in capital	818,707	821,970
Retained deficit	(192,136)	(183,115)
Treasury stock, at cost, 141 and 242 shares, respectively	(6,177)	(10,652)
Accumulated other comprehensive income (loss)	10,529	(4,194)
Total stockholders’ equity	631,238	624,324
Total liabilities and stockholders’ equity	$1,818,673	$1,805,398

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$240,980	$228,619
Direct operating costs	187,567	175,746
Gross profit	53,413	52,873
Selling, general and administrative expenses	57,336	51,368
Operating (loss) income	(3,923)	1,505
Other income (expense):
Interest income	229	273
Interest expense	(6,821)	(7,357)
Foreign currency loss	(698)	(371)
Other	177	3,710
Total other expense	(7,113)	(3,745)

Loss before income taxes	(11,036)	(2,240)
Income tax benefit	(2,014)	(1,444)
Net loss	$(9,022)	$(796)

Loss per share:
Basic	$(0.29)	$(0.03)
Diluted	$(0.29)	$(0.03)

Shares used in loss per share calculation:
Basic	31,208	31,104
Diluted	31,208	31,104

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(9,022)	$(796)
Other comprehensive income:
Foreign currency translation gain	1,469	1,439
Net changes in interest rate hedge, net of taxes of $3,523 and $2,450, respectively	13,254	9,217
Comprehensive income, net of tax	$5,701	$9,860

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,022)	$(796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	16,900	18,234
Amortization of intangible assets	7,872	9,135
Accretion of closure and post-closure obligations	1,227	1,182
Unrealized foreign currency gain	(852)	(315)
Deferred income taxes	(3,467)	(3,781)
Share-based compensation expense	1,948	1,928
Share-based payments of business development and integration expenses	120	163
Unrecognized tax benefits	13	12
Net gain on disposition of assets	(245)	(221)
Amortization of debt issuance costs	589	577
Amortization of debt discount	40	40
Change in fair value of minority interest investment	—	(3,509)
Changes in assets and liabilities:
Receivables	3,865	(680)
Income taxes receivable	6,514	1,276
Other assets	1,106	1,114
Accounts payable and accrued liabilities	(4,155)	(3,647)
Deferred revenue	3,917	2,214
Accrued salaries and benefits	(3,407)	(3,028)
Income taxes payable	(329)	(98)
Closure and post-closure obligations	(517)	(337)
Net cash provided by operating activities	22,117	19,463
Cash flows from investing activities:
Purchases of property and equipment	(16,180)	(9,614)
Proceeds from sale of property and equipment	438	1,623
Minority interest investment	—	(712)
Proceeds from sale of short-term investments	1,932	—
Purchases of restricted investments	—	(913)
Proceeds from sale of restricted investments	—	934
Net cash used in investing activities	(13,810)	(8,682)
Cash flows from financing activities:
Proceeds from short-term borrowings	1,959	3,227
Payments on short-term borrowings	(1,959)	(2,950)
Payments on long-term debt	(1,125)	(1,125)
Payment of equipment financing obligations	(1,218)	(1,461)
Repurchase of common stock	(12)	(465)
Net cash used in financing activities	(2,355)	(2,774)

Effect of foreign exchange rate changes on cash	712	708

Increase in Cash and cash equivalents and restricted cash	6,664	8,715
Cash and cash equivalents and restricted cash at beginning of period	69,054	75,104
Cash and cash equivalents and restricted cash at end of period	$75,718	$83,819

Reconciliation of Cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	67,487	73,848
Restricted cash at beginning of period	1,567	1,256
Cash and cash equivalents and restricted cash at beginning of period	$69,054	$75,104
Cash and cash equivalents at end of period	74,186	82,354
Restricted cash at end of period	1,532	1,465
Cash and cash equivalents and restricted cash at end of period	$75,718	$83,819
Supplemental Disclosures:
Income taxes (received) paid, net	$(4,746)	$1,270
Interest paid	$6,198	$6,404
Non-cash investing and financing activities:
Capital expenditures in accounts payable	$6,789	$4,569
Restricted common stock and common stock issued from treasury shares	$4,487	$4,127

The accompanying notes are an integral part of these consolidated financial statements.

US ECOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Total stockholders' equity, beginning balances	$624,324	$601,931

Common stock:
Beginning balances	$315	$315
Ending balances	$315	$315

Additional paid-in capital:
Beginning balances	$821,970	$820,567
Share-based compensation	1,948	1,928
Share-based payments of business development and integration expenses	120	161
Issuance of restricted common stock and common stock from treasury shares	(5,331)	(4,838)
Ending balances	$818,707	$817,818

Retained deficit:
Beginning balances	$(183,115)	$(188,452)
Net loss	(9,022)	(796)
Other	1	(1)
Ending balances	$(192,136)	$(189,249)

Treasury stock:
Beginning balances	$(10,652)	$(15,841)
Repurchase of common stock	(12)	(465)
Issuance of restricted common stock and common stock from treasury shares	4,487	4,127
Ending balances	$(6,177)	$(12,179)

Accumulated other comprehensive income (loss):
Beginning balances	$(4,194)	$(14,658)
Other comprehensive income	14,723	10,656
Ending balances	$10,529	$(4,002)

Total stockholders' equity, ending balances	$631,238	$612,703

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2022.

The Company’s consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated balance sheet as of that date.

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

Republic Services, Inc. Merger Agreement

On February 8, 2022, we entered into the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”) with Republic Services, Inc., a Delaware corporation (“Republic”) and Bronco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Republic (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Republic.

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Merger Agreement filed as Exhibit 2.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

On March 30, 2022 the waiting period under Hart Scott-Rodino Anitrust Improvements Act of 1976, as amended, expired with respect to the Merger, and on April 26, 2022 we held a Special Meeting of the stockholders of the Company wherein we received the necessary affirmative vote to consummate the Merger. The transaction is currently expected to close on May 2, 2022.

NOTE 2.     REVENUES

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

The following table presents our revenue disaggregated by our reportable segments and service lines:

	Three Months Ended March 31, 2022
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$96,280	$10,781	$7,104	$114,165
Services Revenue:
Transportation and Logistics (2)	18,486	7,273	4,384	30,143
Industrial Services (3)	—	28,870	972	29,842
Small Quantity Generation (4)	—	15,039	—	15,039
Total Waste Management (5)	—	10,589	—	10,589
Remediation (6)	—	5,360	—	5,360
Emergency Response (7)	—	31,416	—	31,416
Other (8)	—	2,995	1,431	4,426
Revenue	$114,766	$112,323	$13,891	$240,980

	Three Months Ended March 31, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total
Treatment & Disposal Revenue (1)	$88,060	$9,977	$3,783	$101,820
Services Revenue:
Transportation and Logistics (2)	16,082	6,329	1,401	23,812
Industrial Services (3)	—	26,256	409	26,665
Small Quantity Generation (4)	—	13,052	—	13,052
Total Waste Management (5)	—	9,882	—	9,882
Remediation (6)	—	11,975	—	11,975
Emergency Response (7)	—	37,355	—	37,355
Other (8)	—	3,423	635	4,058
Revenue	$104,142	$118,249	$6,228	$228,619
(1)	We categorize our treatment and disposal revenue as either “Base Business” or “Event Business” based on the underlying nature of the revenue source. We define Event Business as non-recurring projects that are expected to equal or exceed 1,000 tons, with Base Business defined as all other business not meeting the definition of Event Business. For the three months ended March 31, 2022 and 2021, 20% and 24%, respectively, of our treatment and disposal revenue was derived from Event Business projects. Base Business revenue accounted for 80% and 76% of our treatment and disposal revenue for the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes collection and transportation of non-hazardous and hazardous waste.
(3)	Includes industrial cleaning and maintenance for refineries, chemical plants, steel and automotive plants, marine terminals and refinery services such as tank cleaning and temporary storage.
(4)	Includes retail services, laboratory packing, less-than-truck-load service and household hazardous waste collection. Contracts for Small Quantity Generation may extend beyond one year and a portion of the transaction price can be fixed.
(5)	Through our total waste management (“TWM”) program, customers outsource the management of their waste compliance program to us, allowing us to organize and coordinate their waste management disposal activities and environmental compliance. TWM contracts may extend beyond one year and a portion of the transaction price can be fixed.
(6)	Includes site assessment, onsite treatment, project management and remedial action planning and execution. Contracts for Remediation may extend beyond one year and a portion of the transaction price can be fixed.
(7)	Includes services such as spill response, waste analysis and treatment and disposal planning as well as government-mandated, commercial standby oil spill compliance solutions and services that we provide to companies that store, transport, produce or handle petroleum and certain nonpetroleum oils on or near U.S. waters. Our standby services customers pay annual retainer fees under long-term or evergreen contracts for access to our regulatory certifications, specialized assets and highly trained personnel. When a customer with a retainer contract experiences a spill incident, we coordinate and manage the spill response, which results in incremental revenue for the services provided, in addition to the retainer fees.
(8)	Includes equipment rental and other miscellaneous services.

We provide services primarily in the United States, Canada and the Europe, Middle East, and Africa (“EMEA”) region. The following table presents our revenue disaggregated by our reportable segments and geographic location where the underlying services were performed:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Waste	Field	Energy		Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Total	Solutions	Services	Waste	Total
United States	$97,142	$104,440	$13,891	$215,473	$84,474	$106,051	$6,228	$196,753
Canada	17,624	592	—	18,216	19,668	579	—	20,247
EMEA	—	6,264	—	6,264	—	10,018	—	10,018
Other (1)	—	1,027	—	1,027	—	1,601	—	1,601
Total revenue	$114,766	$112,323	$13,891	$240,980	$104,142	$118,249	$6,228	$228,619
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

Deferred Revenue

We record deferred revenue when cash payments are received, or advance billings are charged, prior to performance of services, such as waste that has been received but not yet treated or disposed. Revenue is recognized when these services are performed. During the three months ended March 31, 2022 and 2021, we recognized $13.5 million and $10.7 million of revenue that was included in the deferred revenue balance at the beginning of each year, respectively.

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

NOTE 3.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) consisted of the following:

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2021	$(9,375)	$5,181	$(4,194)
Other comprehensive income before reclassifications, net of tax	1,469	12,746	14,215
Amounts reclassified out of AOCI, net of tax (1)	—	508	508
Other comprehensive income, net	1,469	13,254	14,723
Balance at March 31, 2022	$(7,906)	$18,435	$10,529
(1)	Before-tax reclassifications of $642,000 ($508,000 after-tax) for the three months ended March 31, 2022, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity. Amounts in AOCI expected to be reclassified to interest expense over the next 12 months total approximately $1.2 million ($927,000 after-tax).

	Foreign	Unrealized Gain
	Currency	(Loss) on Interest
$s in thousands	Translation	Rate Hedge	Total
Balance at December 31, 2020	$(7,870)	$(6,788)	$(14,658)
Other comprehensive income before reclassifications, net of tax	1,439	8,323	9,762
Amounts reclassified out of AOCI, net of tax (2)	—	894	894
Other comprehensive income, net	1,439	9,217	10,656
Balance at March 31, 2021	$(6,431)	$2,429	$(4,002)
(2)	Before-tax reclassifications of $1.1 million ($894,000 after-tax) for the three months ended March 31, 2021, were included in Interest expense in the Company’s consolidated statements of operations. Amounts relate to the Company’s interest rate swap which is designated as a cash flow hedge. Changes in fair value of the swap recognized in AOCI are reclassified to interest expense when hedged interest payments on the underlying long-term debt are made or, for terminated swap agreements, amortized to interest expense over the period from termination to original maturity.

NOTE 4.     CONCENTRATIONS AND CREDIT RISK

Major Customers

No customer accounted for more than 10% of total revenue for the three months ended March 31, 2022 or 2021, respectively. No customer accounted for more than 10% of total trade receivables as of March 31, 2022 or December 31, 2021.

Credit Risk Concentration

We maintain most of our cash and cash equivalents with nationally recognized financial institutions. Substantially all balances are uninsured and are not used as collateral for other obligations. Concentrations of credit risk on accounts receivable are believed to be limited due to the number, diversification and character of the obligors and our credit evaluation process. Credit risk associated with a portion of the Company’s trade receivables may be reduced by our ability to submit claims to the Oil Spill Liability Trust Fund (“OSLTF”) for reimbursement of unpaid customer receivables related to services regulated under the provisions of the Oil Pollution Act of 1990. As of March 31, 2022, the Company did not have any trade receivables that are eligible for submission to the OSLTF for reimbursement.

NOTE 5.     RECEIVABLES

Receivables consisted of the following:

	March 31,	December 31,
$s in thousands	2022	2021
Trade	$186,906	$183,747
Unbilled revenue	60,513	62,029
Other	3,834	7,421
Total receivables	251,253	253,197
Allowance for credit losses	(3,020)	(3,043)
Receivables, net	$248,233	$250,154

NOTE 6.     FAIR VALUE MEASUREMENTS

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, restricted cash and investments, accounts payable and accrued liabilities, debt and interest rate swap agreements. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying value due to the short-term nature of these instruments.

In each of September 2019 and March 2021, the Company invested $7.9 million and $712,000, respectively, in the preferred stock of a privately held company. The investment does not have a readily determinable fair value therefore the investment is valued at cost, less impairment, plus or minus observable price changes of an identical or similar investment of the same issuer, if any. In March 2021, in connection with our incremental investment of $712,000, we observed that the fair value of our initial investment of $7.9 million increased by $3.5 million and, accordingly, recognized a gain on our minority interest investment of $3.5 million. The fair value of our minority interest investment is included in Other assets in the Company’s consolidated balance sheets. Changes in the fair value of our minority interest investment are included in Other income in the Company’s consolidated statements of operations. As of March 31, 2022, there have been no other identified events or changes in circumstances that would indicate the cost method investment should be impaired nor have there been any observable price changes of an identical or similar investment of the same issuer.

The Company estimates the fair value of its variable-rate debt using Level 2 inputs, such as interest rates, related terms and maturities of similar obligations. At March 31, 2022, the fair value of the Company’s variable rate term loan was estimated to be $438.5 million, and the carrying value of the Company’s variable-rate revolving credit facility approximates fair value due to the short-term nature of the interest rates.

The Company’s assets and liabilities measured at fair value on a recurring basis consisted of the following:

	March 31, 2022
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Money market funds (2)	1,597	—	—	1,597
Interest rate swap agreement (3)	—	21,900	—	21,900
Total	$1,597	$21,900	$—	$23,497

	December 31, 2021
	Quoted Prices in	Other Observable	Unobservable
	Active Markets	Inputs	Inputs
$s in thousands	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed-income securities (1)	$1,695	$255	$—	$1,950
Money market funds (2)	1,886	—	—	1,886
Interest rate swap agreement (3)	—	5,022	—	5,022
Total	$3,581	$5,277	$—	$8,858

(1)   We had short-term investments in fixed-income securities, including U.S. Treasury and U.S. agency securities as of December 31, 2021. We measured the fair value of U.S. Treasury securities using quoted prices for identical assets in active markets. We measured the fair value of U.S. agency securities using observable market activity for similar assets. The fair value of our fixed-income securities approximated our cost basis in the investments.

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

(3)   In order to manage interest rate exposure, we entered into an interest rate swap agreement in March 2020 that effectively converts a portion of our variable-rate debt to a fixed interest rate. The swap is designated as a highly-effective cash flow hedge, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The interest rate swap has an effective date of March 31, 2020 in an initial notional amount of $500.0 million. The fair value of the interest rate swap agreement represents the difference in the present value of cash flows calculated (i) at the contracted interest rates and (ii) at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of the interest rate swap agreement is included in Other assets in the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

NOTE 7.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
$s in thousands	2022	2021
Cell development costs	$204,067	$203,217
Land and improvements	74,524	74,298
Buildings and improvements	137,204	138,659
Railcars	17,299	17,299
Vehicles, vessels and other equipment	352,925	350,950
Construction in progress	65,798	54,609
Total property and equipment	851,817	839,032
Accumulated depreciation and amortization	(396,776)	(382,648)
Property and equipment, net	$455,041	$456,384

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $16.9 million and $18.2 million, respectively.

NOTE 8.   LEASES

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

Lease assets and liabilities consisted of the following:

	March 31,	December 31,
$s in thousands	2022	2021
Assets:
Operating right-of-use assets (1)	$54,884	$43,607
Finance right-of-use assets (2)	15,788	17,290
Total	$70,672	$60,897

Liabilities:
Current:
Operating (3)	$17,780	$15,799
Finance (4)	4,778	4,969
Long-term:
Operating (5)	37,991	28,477
Finance (6)	11,119	12,108
Total	$71,668	$61,353
(1)	Included in Operating lease assets in the Company’s consolidated balance sheets.
(2)	Included in Property and equipment, net in the Company’s consolidated balance sheets. Finance right-of-use assets are recorded net of accumulated amortization of $14.6 million and $13.3 million as of March 31, 2022 and December 31, 2021, respectively.
(3)	Included in Current portion of operating lease liabilities in the Company’s consolidated balance sheets.
(4)	Included in Accrued liabilities in the Company’s consolidated balance sheets.
(5)	Included in Long-term operating lease liabilities in the Company’s consolidated balance sheets.
(6)	Included in Other long-term liabilities in the Company’s consolidated balance sheets.

Lease expense consisted of the following:

	Three Months Ended March 31,
$s in thousands	2022	2021
Operating lease cost (1)	$5,123	$5,296
Finance lease cost:
Amortization of leased assets (2)	1,295	1,334
Interest on lease liabilities (3)	265	278
Total	$6,683	$6,908
(1)	Included in Direct operating costs and Selling, general, and administrative expenses in the Company’s consolidated statements of operations. Operating lease cost includes short-term leases, excluding expenses relating to leases with a term of one month or less, which are not material. Operating lease cost excludes variable lease costs which are not material.
(2)	Included in Direct operating costs in the Company’s consolidated statements of operations.
(3)	Included in Interest expense in the Company’s consolidated statements of operations.

Supplemental cash flow information related to our leases is as follows:

	Three Months Ended March 31,
$s in thousands	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,905	$5,151
Operating cash flows from finance leases	$265	$278
Financing cash flows from finance leases	$1,180	$1,192

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$16,054	$2,074

NOTE 9.     GOODWILL AND INTANGIBLE ASSETS

Changes in goodwill for the three months ended March 31, 2022 consisted of the following:

	Waste Solutions		Field Services		Energy Waste
		Accumulated		Accumulated		Accumulated
$s in thousands	Gross	Impairment	Gross	Impairment	Gross	Impairment	Total
Balance at December 31, 2021	$166,925	$(6,870)	$237,368	$(19,900)	$399,503	$(363,900)	$413,126
Foreign currency translation	278	—	122	—	—	—	400
Balance at March 31, 2022	$167,203	$(6,870)	$237,490	$(19,900)	$399,503	$(363,900)	$413,526

Intangible assets, net consisted of the following:

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
$s in thousands	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Permits, licenses and lease	$175,299	$(28,331)	$146,968	$174,959	$(27,170)	$147,789
Customer relationships	340,215	(94,542)	245,673	340,065	(87,952)	252,113
Technology - formulae and processes	7,277	(2,628)	4,649	7,166	(2,531)	4,635
Customer backlog	3,652	(2,843)	809	3,652	(2,752)	900
Tradename	10,390	(10,390)	—	10,390	(10,390)	—
Developed software	2,907	(2,552)	355	2,903	(2,475)	428
Non-compete agreements	5,583	(5,256)	327	5,573	(5,211)	362
Internet domain and website	536	(220)	316	536	(213)	323
Database	391	(241)	150	390	(235)	155
Total amortizing intangible assets	546,250	(147,003)	399,247	545,634	(138,929)	406,705
Non-amortizing intangible assets:
Permits and licenses	82,744	—	82,744	82,734	—	82,734
Tradename	136	—	136	134	—	134
Total intangible assets	$629,130	$(147,003)	$482,127	$628,502	$(138,929)	$489,573

Amortization expense for the three months ended March 31, 2022 and 2021 was $7.9 million and $9.1 million, respectively. Foreign intangible asset carrying amounts are affected by foreign currency translation.

NOTE 10.     DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
$s in thousands	2022	2021
Revolving credit facility	$303,000	$303,000
Term loan	439,875	441,000
Unamortized term loan discount and debt issuance costs	(5,231)	(5,516)
Total debt	737,644	738,484
Current portion of long-term debt	(3,359)	(3,359)
Long-term debt	$734,285	$735,125

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

On November 1, 2019, Predecessor US Ecology entered into the lender joinder agreement and second amendment (the “Second Amendment”) to the Credit Agreement. Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at London Inter-Bank Offered Rate (“LIBOR”) plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2022, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.91%.

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

During the three months ended March 31, 2022, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.94%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable.

As modified by the Fourth Amendment, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). At March 31, 2022, there were $303.0 million of revolving credit loans outstanding on the Revolving Credit Facility, which are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2022, there were no borrowings outstanding subject to the Sweep Arrangement.

As of March 31, 2022, the availability under the Revolving Credit Facility was $27.7 million, subject to our leverage covenant limitation, with $12.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations.

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

The Credit Agreement also contains as financial maintenance covenants a maximum consolidated total net leverage ratio and a consolidated interest coverage ratio. Except as further modified by the Third Amendment and Fourth Amendment as described above, our consolidated total net leverage ratio as of the last day of each fiscal quarter may not exceed 4.50:1:00. Our consolidated interest coverage ratio as of the last day of any fiscal quarter may not be less than 3.00 to 1.00. At March 31, 2022, we were in compliance with all of the financial covenants in the Credit Agreement. It is currently expected that all outstanding borrowings under the Credit Agreement will be repaid and the Credit Agreement will be terminated in connection with the consummation of the Merger.

Interest Rate Swap

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $430.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2022. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. As the original hedged forecasted transaction (periodic interest payments on our variable-rate debt) remained probable, the $1.8 million net loss related to the terminated swap reported in AOCI at the termination date was amortized as additional interest expense over its original maturity.

NOTE 11.     CLOSURE AND POST-CLOSURE OBLIGATIONS

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

Changes to closure and post-closure obligations consisted of the following:

Three Months Ended
$s in thousands	March 31, 2022
Closure and post-closure obligations, beginning of period	$98,920
Accretion expense	1,227
Payments	(517)
Foreign currency translation	24
Closure and post-closure obligations, end of period	99,654
Less current portion	(6,322)
Long-term portion	$93,332

NOTE 12.   INCOME TAXES

We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the Annual Effective Tax Rate (“AETR”) for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2022. We determined that since relatively small changes in estimated “ordinary” income would result in significant changes in the estimated AETR, that the historical method would not provide a reliable estimate for the three months ended March 31, 2022.

Income tax benefit for the three months ended March 31, 2022 was $2.0 million, resulting in an effective tax rate of 18.2%. Income tax benefit for the three months ended March 31, 2021 was $1.4 million resulting in an effective tax rate of 64.5%. The decrease in our effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to non-deductible business development costs for the three months ended March 31, 2022, partially offset by a reduction in our state income taxes due to legislation enacted during the three months ended March 31, 2022.

Gross unrecognized tax benefits, included in Other long-term liabilities in the consolidated balance sheets, were $269,000 and $256,000 as of March 31, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $269,000 to the provision for income taxes. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. Accrued interest and penalties related to unrecognized tax benefits are recorded in Interest expense and Selling, general and administrative expenses, respectively. The total accrued interest related to unrecognized tax benefits as of March 31, 2022 and December 31, 2021 were not significant. There is no accrual for penalties.

The Company files income tax returns in the U.S. Federal and various state, local and foreign jurisdictions. The Company is subject to examination by the Internal Revenue Service for tax years beginning in 2018. The 2017 through 2021 state tax returns are subject to examination by state tax authorities. Stablex Canada, Inc. is currently under examination by the Canadian Revenue Agency for years 2018 through 2020. The tax years 2017 through 2021 remain subject to examination in our significant foreign jurisdictions. The Company does not anticipate any material change as a result of any current examinations in progress.

NOTE 13.   LOSS PER SHARE

	Three Months Ended March 31,
	2022		2021
$s and shares in thousands, except per share amounts	Basic	Diluted	Basic	Diluted
Net loss	$(9,022)	$(9,022)	$(796)	$(796)
Weighted average basic shares outstanding	31,208	31,208	31,104	31,104

Dilutive effect of share-based awards and warrants		—		—
Weighted average diluted shares outstanding		31,208		31,104

Loss per share	$(0.29)	$(0.29)	$(0.03)	$(0.03)
Anti-dilutive shares excluded from calculation		4,207		4,369

NOTE 14.   EQUITY

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

The Omnibus Plan expires on March 31, 2031 and authorizes 3,272,000 shares of common stock for grant over the life of the Omnibus Plan. As of March 31, 2022, 1,885,810 shares of common stock remain available for grant under the Omnibus Plan.

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

Performance Stock Units (“PSUs”), Restricted Stock and Restricted Stock Units (“RSUs”)

On January 3, 2022, the Company granted 62,178 PSUs to certain employees. Each PSU represents the right to receive, on the settlement date, one share of the Company’s common stock. The total number of PSUs each participant is eligible to earn ranges from 0% to 250% of the target number of PSUs granted. The actual number of PSUs that will vest and be settled in shares is determined based on achievement of certain Company financial performance metrics over a one-year performance period beginning January 1, 2022, further adjusted based on total shareholder return relative to a set of peer companies at the end of a three-year performance period beginning January 1, 2022. The fair value of the PSUs estimated on the grant date using a Monte Carlo simulation was $34.65 per unit. Compensation expense is recorded over the awards’ vesting period.

Assumptions used in the Monte Carlo simulation to calculate the fair value of the PSUs granted on January 3, 2022 are as follows:

	2022
Stock price on grant date	$31.86
Expected term	3.0	years
Expected volatility	40.1%
Risk-free interest rate	1.0%

A summary of our PSU, restricted stock and RSU activity for the three months ended March 31, 2022 is as follows:

	PSUs		Restricted Stock		RSUs
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding as of December 31, 2021	53,385	$42.79	110,564	$41.85	126,549	$36.78
Granted	62,178	34.65	62,178	31.86	81,495	31.86
Vested	(589)	54.55	(35,935)	46.65	(57,840)	37.90
Cancelled, expired or forfeited	—	—	—	—	(2,655)	34.30
Outstanding as of March 31, 2022	114,974	$38.33	136,807	$36.05	147,549	$33.67

During the three months ended March 31, 2022, 589 PSUs vested and PSU holders earned 589 shares of the Company’s common stock.

Stock Options

A summary of our stock option activity for the three months ended March 31, 2022 is as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding as of December 31, 2021	546,594	$44.59
Outstanding as of March 31, 2022	546,594	$44.59
Exercisable as of March 31, 2022	386,763	$47.16

Treasury Stock

During the three months ended March 31, 2022, the Company repurchased 379 shares of the Company’s common stock in connection with the net share settlement of employee withholding taxes due on vested equity awards at an average cost of $31.89 per share and issued 102,193 shares of common stock from our treasury stock in connection with employee equity awards at an average cost of $43.91 per share

Warrants

At March 31, 2022, there were a total of 3,772,753 warrants outstanding. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $58.67 per share, subject to certain adjustments. The warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. The warrants will expire at 5:00 p.m. New York City time on October 17, 2023, or earlier upon redemption or liquidation. The warrants are listed on the Nasdaq Capital Market under the symbol “ECOLW”. The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days’ prior written notice of redemption to each warrant holder, if, and only if, the reported last sale price of common stock equals or exceeds $91.84 per share on each of 20 trading days within the 30 trading-day period ending on the business day prior to the date on which notice of the redemption is given and provided that there is an effective registration statement covering the shares of common stock issuable on exercise of the warrants and subject to the satisfaction of certain other requirements. The warrants were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging and ASC 480, Distinguishing Liabilities from Equity.

Dividends

The Company did not pay any dividends during the three months ended March 31, 2022 or the three months ended March 31, 2021.

NOTE 15.   COMMITMENTS AND CONTINGENCIES

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

Commencing on March 15, 2022, purported individual stockholders of US Ecology filed complaints in the United States District Courts for the Southern District of New York, for the Eastern District of New York, and for the Eastern District of Pennsylvania, in the matters captioned Ryan O’Dell v. US Ecology, Inc., et al, No. 22-cv-2131 (S.D.N.Y., filed Mar. 15, 2022) (“O’Dell”), Ray Pizzaro v. US Ecology, Inc., et al, No. 22-cv-02144 (S.D.N.Y., filed Mar. 15, 2022) (“Pizzaro”), Matthew Whitfield v. US Ecology, Inc., et al, No. 22-cv-01515 (E.D.N.Y., filed Mar. 18, 2022) (“Whitfield”), Lewis D. Baker v. US Ecology, Inc., et al, No. 22-cv-01053 (E.D. Pa., filed Mar. 18, 2022) (“Baker”), and Teresa McCurdy v. US Ecology, Inc. et al, No. 22-cv-01685 (E.D.N.Y., filed Mar. 25, 2022) (“McCurdy,” and together, the “Transaction Litigation”). The complaints in the Transaction Litigation named as defendants the Company and the members of the Board. In addition to the Transaction Litigation, the Company received letters from four purported stockholders of the Company demanding additional disclosures related to the sale process leading to the proposed transaction, the Company's financial projections and the analyses performed by the Co-Financial Advisors.

The complaints in the Transaction Litigation generally alleged that the preliminary proxy statement filed by US Ecology with the SEC on March 11, 2022, in connection with the Merger Agreement was materially incomplete and misleading by allegedly failing to disclose purportedly material information relating to the sale process leading to the proposed transaction, the Company’s financial projections, and the analyses performed by Barclays Capital, Inc. and Houlihan Lokey Capital, Inc. (collectively, the “Co-Financial Advisors”). Each of the Complaints asserted violations of Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. In addition, the complaint in the Pizzaro action also asserted a claim for breach of fiduciary duty by the members of the Board in connection with the approval of the Merger Agreement and the disclosures in the preliminary proxy statement, and a claim against

US Ecology for aiding and abetting the alleged breaches of fiduciary duty. The Transaction Litigation sought, among other things, an injunction of the proposed transaction, rescission of the Merger Agreement, a declaratory judgment that the Company and the Board violated the Exchange Act and Rule 14a-9 promulgated thereunder, damages, plaintiff’s attorneys’ fees and expenses, and any other relief the court may deem just and proper. As of April 25, 2022, plaintiffs in each of the Transaction Litigation matters filed voluntary dismissals of their complaints.

It is possible that additional similar complaints could be filed in connection with the proposed transaction. If additional similar complaints are filed, absent new or significantly different allegations, US Ecology will not necessarily disclose such additional complaints or filings

Other than as described herein, as of March 31, 2022, we were not a party to any material pending legal proceedings and are not aware of any other claims that could, individually or in the aggregate, have a materially adverse effect on our financial position, results of operations or cash flows. The decision to accrue costs or write-off assets is based on the pertinent facts and our evaluation of present circumstances.

NOTE 16.   OPERATING SEGMENTS

Financial Information by Segment

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

Summarized financial information of our reportable segments is as follows:

	Three Months Ended March 31, 2022
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$114,766	$112,323	$13,891	$—	$240,980
Depreciation, amortization and accretion	$10,154	$10,592	$4,434	$819	$25,999
Capital expenditures	$11,274	$3,480	$581	$845	$16,180
Total assets	$808,976	$725,894	$215,495	$68,308	$1,818,673

	Three Months Ended March 31, 2021
	Waste	Field	Energy
$s in thousands	Solutions	Services	Waste	Corporate	Total
Revenue	$104,142	$118,249	$6,228	$—	$228,619
Depreciation, amortization and accretion	$11,431	$11,371	$4,965	$784	$28,551
Capital expenditures	$8,145	$931	$283	$255	$9,614
Total assets	$789,277	$753,209	$228,689	$51,977	$1,823,152

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net loss before interest expense, interest income, income tax expense/benefit, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, business development and integration expenses and other income/expense. Adjusted EBITDA is a complement to results provided in accordance with GAAP and we believe that such information provides additional useful information to analysts, stockholders and other users to understand the Company’s operating performance. Since Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or a substitute for analyzing our results as reported under GAAP. Some of the limitations are:

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA does not reflect our interest expense, or the requirements necessary to service interest or principal payments on our debt;
●	Adjusted EBITDA does not reflect our income tax expenses or the cash requirements to pay our taxes;
●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
●	Although depreciation and amortization charges are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and
●	Adjusted EBITDA does not reflect our business development and integration expenses.

A reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
$s in thousands	2022	2021
Net loss	$(9,022)	$(796)
Income tax benefit	(2,014)	(1,444)
Interest expense	6,821	7,357
Interest income	(229)	(273)
Foreign currency loss	698	371
Other income	(177)	(3,710)
Depreciation and amortization of plant and equipment	16,900	18,234
Amortization of intangible assets	7,872	9,135
Share-based compensation	1,948	1,928
Accretion and non-cash adjustment of closure & post-closure liabilities	1,227	1,182
Business development and integration expenses	5,859	1,220
Adjusted EBITDA	$29,883	$33,204

Adjusted EBITDA, by operating segment, is as follows:

	Three Months Ended March 31,
$s in thousands	2022	2021
Waste Solutions	$41,418	$40,136
Field Services	10,922	17,137
Energy Waste	4,725	1,258
Corporate	(27,182)	(25,327)
Total	$29,883	$33,204

Property and Equipment and Intangible Assets Outside of the United States

We provide services primarily in the United States, Canada and the EMEA region. Long-lived assets, comprised of property and equipment and intangible assets net of accumulated depreciation and amortization, by geographic location are as follows:

	March 31,	December 31,
$s in thousands	2022	2021
United States	$846,701	$855,200
Canada	66,360	65,437
EMEA	14,802	15,604
Other (1)	9,305	9,716
Total long-lived assets, net	$937,168	$945,957
(1)	Includes Mexico, Asia Pacific, and Latin America and Caribbean geographical regions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of US Ecology, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of US Ecology, Inc. and subsidiaries (the “Company”) as of March 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

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

The composition of the Waste Solutions segment T&D revenues by waste generator industry for the three months ended March 31, 2022 and 2021 were as follows:

	% of Treatment and Disposal Revenue (1) for the
	Three Months Ended March 31,
Generator Industry	2022	2021
Chemical Manufacturing	18%	19%
Metal Manufacturing	15%	18%
General Manufacturing	14%	11%
Broker / TSDF	13%	12%
Government	7%	7%
Refining	6%	6%
Waste Management & Remediation	3%	4%
Utilities	3%	4%
Transportation	3%	3%
Mining, Exploration and Production	2%	3%
Other (2)	16%	13%

(1)	Excludes all transportation service revenue.
(2)	Includes retail and wholesale trade, rate regulated, construction and other industries.

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

For the three months ended March 31, 2022, Base Business revenue increased 13% compared to the three months ended March 31, 2021. For the three months ended March 31, 2022, approximately 80% of our total T&D revenue was derived from our Base Business, up from 76% for the three months ended March 31, 2021. Our business is highly competitive and no assurance can be given that we will maintain these revenue levels or increase our market share.

A significant portion of our disposal revenue is attributable to discrete Event Business projects which vary widely in size, duration and unit pricing. For the three months ended March 31, 2022, approximately 20% of our total T&D revenue was derived from Event Business projects, down from 24% for the three months ended March 31, 2021. For the three months ended March 31, 2022, Event Business revenue decreased 11% compared to the three months ended March 31, 2021. The one-time nature of Event Business, diverse spectrum of waste types received and widely varying unit pricing necessarily creates variability in revenue and earnings. This variability may be influenced by general and industry-specific economic conditions, funding availability, changes in laws and regulations, government enforcement actions or court orders, public controversy, litigation, weather, commercial real estate, closed military bases and other project timing, government appropriation and funding cycles and other factors. The types and amounts of waste received from Base Business also vary from quarter to quarter.

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

REPUBLIC SERVICES, INC. MERGER AGREEMENT

On February 8, 2022, we entered into the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”) with Republic Services, Inc., a Delaware corporation (“Republic”) and Bronco Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Republic (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly-owned subsidiary of Republic.

The foregoing description of the Merger Agreement is a summary only and is qualified in its entirety by reference to the complete text of the Merger Agreement filed as Exhibit 2.1 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

On March 30, 2022 the waiting period under Hart Scott-Rodino Anitrust Improvements Act of 1976, as amended, expired with respect to the Merger, and on April 26, 2022 we held a Special Meeting of the stockholders of the Company wherein we received the necessary affirmative vote to consummate the Merger. The transaction is currently expected to close on May 2, 2022.

COVID-19 PANDEMIC UPDATE

The COVID-19 pandemic continued to affect our business through the first quarter of 2022. The impact of temporary closures and staff reductions by industrial facilities has resulted in delays in mobilization and in regulatory approvals at our customers’ sites. Although we have seen evidence of volume recovery in 2021 and the first three months of 2022, as the economy continues to rebound and industrial facilities return to pre-pandemic levels of production, we have experienced cost and inflationary pressures in areas such as labor and supplies. We have also experienced, and expect to continue to experience, delays and deferments of some of our field services as our customers continue to limit on-site visitation and delay noncritical services based on business conditions. While uncertainty caused by the COVID-19 pandemic remains, including the spread of new variants of the virus and government and private sector responses to prevent and manage the disease, we expect to continue to see improvements in our business as vaccines become more widely available and vaccination rates increase.

The impact of the COVID-19 pandemic will continue to affect our results of operations for the foreseeable future. See “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THREE MONTHS ENDED MARCH 31, 2021

Operating results and percentage of revenues were as follows:

	Three Months Ended March 31,				2022 vs. 2021
$s in thousands	2022	%	2021	%	$ Change	% Change
Revenue
Waste Solutions	$114,766	48%	$104,142	46%	$10,624	10%
Field Services	112,323	46%	118,249	51%	(5,926)	(5)%
Energy Waste	13,891	6%	6,228	3%	7,663	123%
Total	$240,980	100%	$228,619	100%	$12,361	5%
Gross Profit
Waste Solutions	$38,100	33%	$34,950	34%	$3,150	9%
Field Services	12,148	11%	18,306	15%	(6,158)	(34)%
Energy Waste	3,165	23%	(383)	(6)%	3,548	(926)%
Total	$53,413	22%	$52,873	23%	$540	1%
Selling, General & Administrative Expenses
Waste Solutions	$6,909	6%	$6,301	6%	$608	10%
Field Services	11,927	11%	12,725	11%	(798)	(6)%
Energy Waste	2,881	21%	3,343	54%	(462)	(14)%
Corporate	35,619	n/m	28,999	n/m	6,620	23%
Total	$57,336	24%	$51,368	22%	$5,968	12%
Adjusted EBITDA
Waste Solutions	$41,418	36%	$40,136	39%	$1,282	3%
Field Services	10,922	10%	17,137	14%	(6,215)	(36)%
Energy Waste	4,725	34%	1,258	20%	3,467	276%
Corporate	(27,182)	n/m	(25,327)	n/m	(1,855)	7%
Total	$29,883	12%	$33,204	15%	$(3,321)	(10)%

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)

Management uses Adjusted EBITDA as a financial measure to assess segment performance. Adjusted EBITDA is defined as net loss before interest expense, interest income, income tax expense/benefit, depreciation, amortization, share-based compensation, accretion of closure and post-closure liabilities, foreign currency gain/loss, business development and integration expenses and other income/expense. The reconciliation of Net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,		2022 vs. 2021
$s in thousands	2022	2021	$ Change	% Change
Net loss	$(9,022)	$(796)	$(8,226)	1,033%
Income tax benefit	(2,014)	(1,444)	(570)	39%
Interest expense	6,821	7,357	(536)	(7)%
Interest income	(229)	(273)	44	(16)%
Foreign currency loss	698	371	327	88%
Other income	(177)	(3,710)	3,533	(95)%
Depreciation and amortization of plant and equipment	16,900	18,234	(1,334)	(7)%
Amortization of intangible assets	7,872	9,135	(1,263)	(14)%
Share-based compensation	1,948	1,928	20	1%
Accretion and non-cash adjustment of closure & post-closure liabilities	1,227	1,182	45	4%
Business development and integration expenses	5,859	1,220	4,639	380%
Adjusted EBITDA	$29,883	$33,204	$(3,321)	(10)%

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

Revenue

Total revenue increased 5% to $241.0 million for the first quarter of 2022 compared with $228.6 million for the first quarter of 2021.

Waste Solutions

Waste Solutions segment revenue increased 10% to $114.8 million for the first quarter of 2022, compared to $104.1 million for the first quarter of 2021. T&D revenue increased 9% compared to the first quarter of 2021, primarily as a result of a 13% increase in Base Business revenue, partially offset by an 11% decrease in project-based Event Business revenue. Transportation and logistics service revenue increased 15% compared to the first quarter of 2021, primarily reflecting Event Business projects utilizing more of the Company’s transportation and logistics services. Total tons of waste disposed of or processed across all our facilities increased approximately 9% for the first quarter of 2022 compared to the first quarter of 2021. Tons of waste disposed of or processed at our landfills increased approximately 3% for the first quarter of 2022 compared to the first quarter of 2021.

T&D revenue from recurring Base Business waste generators increased 13% for the first quarter of 2022 compared to the first quarter of 2021 and comprised 80% of total T&D revenue for the first quarter of 2022. Comparing the first quarter of 2022 to the first quarter of 2021, increases in Base Business T&D revenue primarily from the chemical manufacturing, Other, metal manufacturing, broker/TSDF and general manufacturing industry groups were partially offset by decreases in Base Business T&D revenue from the mining, exploration & production and waste management & remediation industry groups.

T&D revenue from Event Business waste generators decreased 11% for the first quarter of 2022 compared to the first quarter of 2021 and comprised 20% of total T&D revenue for the first quarter of 2022. Comparing the first quarter of 2022 to the first quarter of 2021, decreases in Event Business T&D revenue primarily from the metal manufacturing, chemical manufacturing, waste management & remediation and utilities industry groups were partially offset by increases in Event Business T&D revenue from the general manufacturing, Other and government industry groups.

The following table summarizes combined Base Business and Event Business T&D revenue growth, within the Waste Solutions segment, by generator industry for the first quarter of 2022 as compared to the first quarter of 2021:

Treatment and Disposal Revenue Growth
Three Months Ended March 31, 2022 vs.
Three Months Ended March 31, 2021
General Manufacturing	30%
Other	25%
Refining	17%
Transportation	16%
Broker / TSDF	15%
Government	15%
Chemical Manufacturing	4%
Metal Manufacturing	-10%
Utilities	-16%
Mining, Exploration & Production	-24%
Waste Management & Remediation	-36%

Field Services

Field Services segment revenue decreased 5% to $112.3 million for the first quarter of 2022 compared with $118.2 million for the first quarter of 2021. The decrease in Field Services segment revenue is primarily attributable to lower revenues from our Remediation and Emergency Response business lines, partially offset by higher revenues from our Industrial Services, Small Quantity Generation, Transportation and Logistics and Treatment & Disposal business lines.

Energy Waste

Energy Waste segment revenue increased 123% to $13.9 million for the first quarter of 2022 compared with $6.2 million for the first quarter of 2021, primarily attributable to a partial recovery in energy markets and increases in energy-related exploration and production activities in the markets we serve.

Gross Profit

Total gross profit increased 1% to $53.4 million for the first quarter of 2022, up from $52.9 million for the first quarter of 2021. Total gross margin was 22% for the first quarter of 2022 compared with 23% for the first quarter of 2021.

Waste Solutions

Waste Solutions segment gross profit increased 9% to $38.1 million for the first quarter of 2022, up from $35.0 million for the first quarter of 2021. Total segment gross margin for the first quarter of 2022 was 33% compared with 34% for the first quarter of 2021. The decrease in segment gross margin was primarily attributable to higher employee labor and benefits costs in the first quarter of 2022 compared with the first quarter of 2021. T&D gross margin was 38% for the first quarter of 2022 compared with 37% for the first quarter of 2021.

Field Services

Field Services segment gross profit decreased 34% to $12.1 million for the first quarter of 2022, down from $18.3 million for the first quarter of 2021. Total segment gross margin was 11% for the first quarter of 2022 compared with 15% for the first quarter of 2021. The decrease in segment gross margin was primarily attributable to a less favorable service mix, higher employee labor and benefits costs as well as higher fuel and supplies expenses in the first quarter of 2022 compared with the first quarter of 2021.

Energy Waste

Energy Waste segment gross profit was $3.2 million for the first quarter of 2022 compared to a gross loss of $383,000 for the first quarter of 2021. Total segment gross margin was 23% for the first quarter of 2022 compared with (6)% for the first quarter of 2021. The increase in segment gross margin was primarily attributable to improved operating leverage in the first quarter of 2022 compared with the first quarter of 2021.

Selling, General and Administrative Expenses (“SG&A”)

Total SG&A increased 12% to $57.3 million, or 24% of total revenue, for the first quarter of 2022, up from $51.4 million, or 22% of total revenue, for the first quarter of 2021.

Waste Solutions

Waste Solutions segment SG&A increased 10% to $6.9 million, or 6% of segment revenue, for the first quarter of 2022 compared with $6.3 million, or 6% of segment revenue, for the first quarter of 2021. The increase in segment SG&A was primarily attributable to higher employee labor and benefits costs, higher insurance costs and higher bad debt expense, partially offset by higher gains on disposition of assets in the first quarter of 2022 compared to the first quarter of 2021.

Field Services

Field Services segment SG&A decreased 6% to $11.9 million, or 11% of segment revenue, for the first quarter of 2022 compared with $12.7 million, or 11% of segment revenue, for the first quarter of 2021. The decrease in segment SG&A was primarily attributable to lower intangible asset amortization expense and lower insurance costs, partially offset by higher employee labor and benefits costs and lower gains on disposition of assets in the first quarter of 2022 compared to the first quarter of 2021.

Energy Waste

Energy Waste segment SG&A decreased 14% to $2.9 million, or 21% of segment revenue, for the first quarter of 2022 compared with $3.3 million, or 54% of segment revenue, for the first quarter of 2021. The decrease in segment SG&A was primarily attributable to lower intangible asset amortization expense, lower bad debt expense and higher gains on disposition of assets in the first quarter of 2022 compared to the first quarter of 2021.

Corporate

Corporate SG&A increased 23% to $35.6 million, or 15% of total revenue, for the first quarter of 2022 compared with $29.0 million, or 13% of total revenue, for the first quarter of 2021. The increase in Corporate SG&A primarily reflects higher business development and integration expenses and higher employee labor and benefits costs, partially offset by lower professional services expenses in the first quarter of 2022 compared to the first quarter of 2021.

Components of Adjusted EBITDA

Income tax benefit

Income tax benefit for the first quarter of 2022 was $2.0 million, resulting in a consolidated effective income tax rate of 18.2%. Income tax benefit for the first quarter of 2021 was $1.4 million, resulting in a consolidated effective income tax rate of 64.5%. We used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2022. For additional information on our consolidated effective income tax rate, see Note 12 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Interest expense

Interest expense was $6.8 million for the first quarter of 2022 compared with $7.4 million for the first quarter of 2021. The decrease is primarily the result of lower outstanding debt levels and lower interest expense amortization related to terminated swap agreements, partially offset by the impact of higher interest rates on the variable portion of our outstanding debt in the first quarter of 2022 compared to the first quarter of 2021.

Foreign currency loss

We recognized a $698,000 foreign currency loss for the first quarter of 2022 compared with a $371,000 foreign currency loss for the first quarter of 2021. Foreign currency gains and losses reflect changes in business activity conducted in a currency other than the U.S. dollar (“USD”), our functional currency. Additionally, we established intercompany loans with certain of our Canadian subsidiaries, whose functional currency is the Canadian dollar (“CAD”) as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable by our Canadian subsidiaries to US Ecology in CAD requiring us to revalue the outstanding loan balance through our statements of operations based on USD/CAD currency movements from period to period. At March 31, 2022, we had $7.8 million of intercompany loans subject to currency revaluation.

Other income

Other income was $177,000 for the first quarter of 2022 compared with other income of $3.7 million for the first quarter of 2021. In the first quarter of 2021, the company recognized a gain of $3.5 million related to the change in the fair value of a minority interest investment.

Depreciation and amortization of plant and equipment

Depreciation and amortization expense decreased 7% to $16.9 million for the first quarter of 2022 compared with $18.2 million for the first quarter of 2021.

Amortization of intangible assets

Intangible assets amortization expense decreased 14% to $7.9 million for the first quarter of 2022 compared with $9.1 million for the first quarter of 2021, primarily reflecting the full amortization of certain intangible assets in 2021.

Share-based compensation

Share-based compensation expense was a $1.9 million for both the first quarter of 2022 and 2021.

Accretion and non-cash adjustment of closure and post-closure liabilities

Accretion and non-cash adjustment of closure and post-closure liabilities was $1.2 million for both the first quarter of 2022 and 2021.

Business development and integration expenses

Business development and integration expenses increased 380% to $5.9 million in the first quarter of 2022, compared to $1.2 million in the first quarter of 2021, primarily attributable to higher business development expenses related to the Merger in the first quarter of 2022.

CRITICAL ACCOUNTING POLICIES

Financial statement preparation requires management to make estimates and judgments that affect reported assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information about recently issued accounting standards, see Note 1 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating the impact of the COVID-19 pandemic on our financial condition and liquidity. Although the situation remains uncertain, we believe that we have sufficient cash flow from operations and available borrowings under the Revolving Credit Facility to execute our business strategy in the short and longer term, even if the Merger is not consummated. While management continues to closely monitor the impact of the COVID-19 pandemic, including the spread of new variants of the virus and government and private sector responses to it in each of the locations and sectors in which the Company does business, we believe that the Company’s strategy during the pandemic has increased the Company’s resiliency and positioned the Company to take advantage of any post-pandemic recovery.

Our primary sources of liquidity are cash and cash equivalents, cash generated from operations and borrowings under the Credit Agreement. At March 31, 2022, we had $74.2 million in unrestricted cash and cash equivalents immediately available and $27.7 million of borrowing capacity, subject to our leverage covenant limitation, available under our Revolving Credit Facility. We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Our primary ongoing cash requirements are funding operations, capital expenditures, paying principal and interest on our long-term debt, and paying declared dividends pursuant to our dividend policy. We believe that even if the Merger is not consummated we will have sufficient cash for the next twelve months of operations. Furthermore, existing cash balances and availability of additional borrowings under the Credit Agreement provide additional sources of liquidity should they be required. On June 29, 2021, Predecessor US Ecology amended the Credit Agreement to extend the maturity date for the existing revolving credit facility to June 29, 2026. The Credit Agreement was also amended to extend the existing covenant relief period to end on the earlier of December 31, 2022 and the date Predecessor US Ecology elects to end such covenant relief period pursuant to the terms therein and to permanently increase Predecessor US Ecology’s consolidated total net leverage ratio requirement as of the end of each fiscal quarter ending on and after December 31, 2022 to 4.50 to 1.00. See additional information on the Fourth Amendment under “Amendments to the Credit Agreement,” below.

Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $22.1 million. This primarily reflects net loss of $9.0 million, non-cash depreciation, amortization and accretion of $26.0 million, a decrease in income taxes receivable of $6.5 million, an increase deferred revenue of $3.9 million, a decrease in accounts receivable of $3.9 million and share-based compensation expense of $1.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $4.2 million, deferred incomes taxes of $3.5 million and a decrease in accrued salaries and benefits of $3.4 million. Impacts on net income are due to the factors discussed above under “Results of Operations.” The decrease in income taxes receivable is primarily attributable to the timing of prior year income tax refund claims received and current year income tax payments. The increase in deferred revenue is primarily attributable to cash payments that are received, or advance billings charged, prior to performance of services and waste that has been received but not yet treated or disposed at the end of the period. Changes in accounts receivable and accounts payable and accrued liabilities are attributable to the timing of payments from customers and payments to vendors for products and services. The decrease in accrued salaries and benefits is primarily attributable to the payment of accrued employee-incentive compensation related to fiscal 2021 financial performance.

We calculate days sales outstanding (“DSO”) as a rolling four quarter average of our net accounts receivable divided by our quarterly revenue. Our net accounts receivable balance for the DSO calculation includes trade accounts receivable, net of allowance for doubtful accounts, and unbilled accounts receivable, adjusted for changes in deferred revenue. DSO was 84 days as of March 31, 2022, compared to 84 days as of December 31, 2021, and 85 days as of March 31, 2021.

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

Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was $13.8 million, primarily related to capital expenditures of $16.2 million, partially offset by $1.9 million in proceeds from the sale of short-term investments. Capital projects consisted primarily of landfill cell development and infrastructure upgrades at our operating facilities.

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

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities was $2.4 million, consisting primarily of $1.2 million in payments on our equipment financing obligations and a $1.1 million quarterly payment on our term loan.

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

During the three months ended March 31, 2022, the effective interest rate on the Revolving Credit Facility, after giving effect to the impact of our interest rate swap and the amortization of the loan discount and debt issuance costs, was 3.94%. Interest only payments are due either quarterly or on the last day of any interest period, as applicable. In March 2020, the Company entered into an interest rate swap agreement, effectively fixing the interest rate on $430.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2022.

As modified by the Fourth Amendment as described herein, Predecessor US Ecology is required to pay a commitment fee ranging from 0.175% to 0.40% on the average daily unused portion of the Revolving Credit Facility, with such commitment fee to be based upon Predecessor US Ecology’s total net leverage ratio (as defined in the Credit Agreement). The maximum letter of credit capacity under the Revolving Credit Facility is $75.0 million and the Credit Agreement provides for a letter of credit fee equal to the applicable margin for LIBOR loans under the Revolving Credit Facility. At March 31, 2022, there were $303.0 million of revolving credit loans outstanding on the Revolving Credit Facility. These revolving credit loans are due on June 29, 2026 (or such earlier date as the revolving credit facility may otherwise terminate pursuant to the terms of the Credit Agreement) and are presented as long-term debt in the consolidated balance sheets.

Predecessor US Ecology has entered into a sweep arrangement whereby day-to-day cash requirements in excess of available cash balances are advanced to the Company on an as-needed basis with repayments of these advances automatically made from subsequent deposits to our cash operating accounts (the “Sweep Arrangement”). Total advances outstanding under the Sweep Arrangement are subject to the $40.0 million swingline loan sublimit under the Revolving Credit Facility. Predecessor US Ecology’s revolving credit loans outstanding under the Revolving Credit Facility are not subject to repayment through the Sweep Arrangement. As of March 31, 2022, there were no borrowings outstanding subject to the Sweep Arrangement.

As of March 31, 2022, the availability under the Revolving Credit Facility was $27.7 million, subject to our leverage covenant limitation, with $12.2 million of the Revolving Credit Facility issued in the form of standby letters of credit utilized as collateral for closure and post-closure financial assurance and other assurance obligations. It is currently expected that all outstanding borrowings under the Credit Agreement will be repaid and the Credit Agreement will be terminated in connection with the consummation of the Merger.

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

On November 1, 2019, Predecessor US Ecology entered into the Second Amendment (as defined herein). Effective November 1, 2019, the Second Amendment, among other things, amended the Credit Agreement to increase the capacity for incremental term loans by $50.0 million and provided for Wells Fargo lending $450.0 million in incremental term loans to Predecessor US Ecology to pay off the existing debt of NRC in connection with the NRC Merger, to pay certain fees, costs and expenses incurred in connection with the NRC Merger and to repay outstanding borrowings under the Revolving Credit Facility. The seven-year incremental term loan matures November 1, 2026, requires principal repayment of 1% annually, and bears interest at LIBOR plus 2.25% or a base rate plus 1.25% (with a step-up to LIBOR plus 2.50% or a base rate plus 1.50% in the event that US Ecology credit ratings are not BB (with a stable or better outlook) or better from S&P and Ba2 (with a stable or better outlook) or better from Moody’s). During the three months ended March 31, 2022, the effective interest rate on the term loan, including the impact of the amortization of debt issuance costs, was 2.91%.

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

For additional information see Note 10 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS AND GUARANTEES

In March 2020, the Company entered into an interest rate swap agreement with Wells Fargo, effectively fixing the interest rate on $430.0 million, or approximately 58%, of the Revolving Credit Facility and term loan borrowings outstanding as of March 31, 2022. In connection with our entry into the March 2020 interest rate swap, we terminated our existing interest rate swap prior to its scheduled maturity date of June 2021. For more information, see Note 10 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.

Except as set forth above, there were no material changes in the amounts of our contractual obligations and guarantees during the three months ended March 31, 2022. For further information on our contractual obligations and guarantees, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We do not maintain equities, commodities, derivatives, or any other similar instruments for trading purposes. We have minimal interest rate risk on investments or other assets due to our preservation of capital approach to investments. At March 31, 2022, $1.6 million of restricted cash and investments and cash and cash equivalents were invested in money market accounts.

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

As of March 31, 2022, there were $303.0 million of Revolving Credit Facility loans, and $439.9 million of term loans outstanding under the Credit Agreement. If interest rates were to rise and outstanding balances remain unchanged, we would be subject to higher interest payments on our outstanding debt. Subsequent to the March 31, 2020 effective date of our interest rate swap we are subject to higher interest payments on only the unhedged borrowings under the Credit Agreement and the term loan.

Based on the outstanding indebtedness under the Credit Agreement on March 31, 2022 and the impact of our interest rate hedge, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $2.4 million for the corresponding period.

Foreign Currency Risk

We are subject to foreign currency exchange risk through our international operations. While we operate primarily in the United States and, accordingly, most of our consolidated revenue and associated expenses are denominated in USD. During the three months ended March 31, 2022, we recorded approximately $18.2 million, or 8%, of our revenue in Canada, $6.3 million, or 3%, of our revenue in the EMEA region, and less than 1% of our revenue from other international regions. Revenue and expenses denominated in foreign currencies may be affected by movements in foreign currency exchange rates.

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

We established intercompany loans with certain of our Canadian subsidiaries, as part of a tax and treasury management strategy allowing for repayment of third-party bank debt. These intercompany loans are payable using CAD and are subject to mark-to-market adjustments with movements in the CAD. At March 31, 2022, we had $7.8 million of intercompany loans outstanding between our Canadian subsidiaries and US Ecology. During the three months ended March 31, 2022, the CAD strengthened as compared to the USD resulting in a $119,000 non-cash foreign currency translation gain being recognized in the Company’s consolidated statements of operations related to the intercompany loans. Based on intercompany balances as of March 31, 2022, a $0.01 CAD increase or decrease in currency rate compared to the USD at March 31, 2022 would have generated a gain or loss of approximately $78,000 for the three months ended March 31, 2022.

We had a total pre-tax foreign currency loss of $698,000 for the three months ended March 31, 2022. We currently have no foreign exchange contracts, option contracts or other foreign currency hedging arrangements. Management evaluates our risk position on an ongoing basis to determine whether foreign exchange hedging strategies should be employed.

Commodity Price Risk

We have exposure to commodity pricing for oil and gas. Fluctuations in oil and gas commodity prices may impact business activity in the industries that we serve, affecting demand for our services and our future earnings and cash flows. We have not entered into any derivative contracts to hedge our exposure to commodity price risk.

ITEM 4.       CONTROLS AND PROCEDURES

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer of the Company, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer

as appropriate to allow timely decisions regarding required disclosure, are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions include, among others, those regarding demand for the Company’s services, the impact on our business of the Merger and our ability to complete the Merger in a timely manner, expansion of service offerings geographically or through new or expanded service lines, the timing and cost of planned capital expenditures, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include developments related to the COVID-19 pandemic, fluctuations in commodity markets related to our business, the loss or failure to renew significant contracts, competition in our markets, adverse economic conditions, our compliance with applicable laws and regulations, potential liability in connection with providing oil spill response services and waste disposal services, the effect of existing or future laws and regulations related to greenhouse gases and climate change, the effect of our failure to comply with U.S. or foreign anti-bribery laws, the effect of compliance with laws and regulations, an accident at one of our facilities, incidents arising out of the handling of dangerous substances, our failure to maintain an acceptable safety record, our ability to perform under required contracts, limitations on our available cash flow as a result of our indebtedness, liabilities arising from our participation in multi-employer pension plans, the effect of changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement thereto, risks associated with our international operations, the impact of changes to U.S. tariff and import and export regulations, a change in our classification as an Oil Spill Removal Organization, cyber security threats, unanticipated changes in tax rules and regulations, loss of key personnel, a deterioration in our labor relations or labor disputes, our reliance on contractors to provide emergency response services, our access to insurance, surety bonds and other financial assurances, our litigation risk not covered by insurance, the replacement of non-recurring event projects, our ability to permit and contract for timely construction of new or expanded disposal space, renewals of our operating permits or lease agreements with regulatory bodies, our access to cost-effective transportation services, lawsuits, our implementation of new technologies, fluctuations in foreign currency markets and foreign affairs, our integration of acquired businesses, our ability to pay dividends or repurchase stock, anti-takeover regulations, stock market volatility, the failure of the warrants to be in the money or their expiration worthless and risks related to our compliance with maritime regulations (including the Jones Act).

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance. Before you invest in our common stock, you should be aware that the occurrence of the events described in the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2021 and in other reports we file with the SEC could harm our business, prospects, operating results, and financial condition and the following factors:

●	In order to complete the Merger, the Company and Republic Services, Inc. must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced;
●	the effect of limitations that the Merger Agreement places on US Ecology’s ability to operate its business, return capital to stockholders or engage in alternative transactions;
●	the nature, cost and outcome of pending and future litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against the Company and others;
●	the risk that the Merger and related transactions may involve unexpected costs, liabilities or delays; and
●	other economic, business, competitive, legal, regulatory, and/or tax factors.

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

ITEM 1.       LEGAL PROCEEDINGS

Information with respect to this item may be found in Note 15 of the Notes to Consolidated Financial Statements in “Part I, Item 1. Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, under the caption “Litigation and Regulatory Proceedings” which information is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

The Company is subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. Reference is also made to those risk factors included in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table summarizes the purchases of shares of our common stock during the three months ended March 31, 2022:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plans or
Period	Shares Purchased	Paid per Share	Program	Programs
January 1 to 31, 2022 (1)	379	$31.89	—	$—
February 1 to 28, 2022	—	—	—	—
March 1 to 31, 2022	—	—	—	—
Total	379	$31.89	—	$—
(1)	Represents shares surrendered or forfeited in connection with certain employees’ tax withholding obligations related to the vesting of shares of restricted stock and performance stock units.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1

Agreement and Plan of Merger, dated as of February 8, 2022, by and among US Ecology, Inc., Republic Services, Inc., and Bronco Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39120) filed on February 10, 2022.

15	Letter re: Unaudited Interim Financial Statements

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the quarterly report on Form 10-Q of US Ecology, Inc. for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (Inline XBRL) include: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US Ecology, Inc.
(Registrant)

Date: April 29, 2022	/s/ Eric L. Gerratt
Eric L. Gerratt
Executive Vice President, Chief Financial Officer and Treasurer